Form 10-Q
period 2002-06-30
COMMUNITY FINANCIAL HOLDING CO INC
filed 2002-09-26
CIK 1174786

'

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission file number: 333-89972

Community Financial Holding Company, Inc.

(Exact name of Small Business Issuer as Specified in Its Charter)

Georgia	58-1479370

(State of Incorporation)	(I.R.S. Employer Identification No.)

2775 Buford Highway
Duluth, Georgia 30096

(Address of Principal Executive Offices)

770-476-2775

(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the
issuer’s classes of common equity, as of this latest practicable date:
867,560 shares of common stock, par value $5 per share,
outstanding as of September 24, 2002.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

INDEX

Page No.

PART I                      FINANCIAL INFORMATION

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheet
June 30, 2002
(Unaudited)

Assets
Cash and due from banks	$3,334,711
Federal funds sold	10,192,203

Cash and cash equivalents	13,526,914
Investment securities available for sale	14,622,302
Other investments	100,034
Loans	108,518,197
Less: Unearned income	202,350
Allowance for loan losses	1,308,505

Loans, net	107,007,342
Premises and equipment, net	5,918,409
Other assets	1,212,432

$142,387,433

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$13,294,878
Interest-bearing	117,276,819

Total deposits	130,571,697
Note payable	2,500,000
Accrued interest payable and other liabilities	340,571

Total liabilities	133,412,268

Common stock, $5 par value; 10,000,000 shares authorized; 867,560 shares issued and outstanding	4,337,800
Additional paid-in capital	4,318,089
Accumulated earnings	159,378
Accumulated other comprehensive income	159,898

Total stockholders’ equity	8,975,165

$142,387,433

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months		Six Months
	Ended		Ended

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$2,107,736	$1,345,340	$4,075,439	$2,349,431
Interest on investment securities	246,525	371,350	480,499	761,441
Interest on deposits with other banks	705	11,988	3,099	48,092
Interest on federal funds sold	29,073	43,006	49,789	162,848
Other	14,460	5,306	28,023	6,618

Total interest income	2,398,499	1,776,990	4,636,849	3,328,430
Interest expense – Deposit and repurchase agreements	1,041,773	930,531	2,118,293	1,799,609

Net interest income	1,356,726	846,459	2,518,556	1,528,821
Provision for loan losses	136,504	247,214	192,073	321,375

Net interest income after provision for loan losses	1,220,222	599,245	2,326,483	1,207,446

Other operating income:
Service charges and fee income	83,879	75,497	166,931	132,414
Mortgage origination	33,823	34,485	85,975	72,341
Securities gains	—	—	2,593	—
Other	102	7,570	175	14,534

Total other income	117,804	117,552	255,674	219,289

Other operating expense:
Salaries and employee benefits	503,430	421,114	1,026,785	800,558
Occupancy and equipment	98,627	43,393	198,841	87,372
Other operating expense	247,937	202,013	463,576	361,332

Total other operating expense	849,994	666,520	1,689,202	1,249,262

Earnings before income taxes	488,032	50,277	892,955	177,473
Income tax expense	168,039	—	326,744	—

Net earnings	319,993	50,277	566,211	177,473

Net earnings per common share based on average outstanding shares of 867,560 for all periods	$.37	$.06	$.65	$.20

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Three Months and the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months		Six Months
	Ended		Ended

	2002	2001	2002	2001

Net earnings	$319,993	$50,277	$566,211	$177,473
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	239,018	(65,859)	93,967	50,144
Reclassification adjustment for gains on investment securities available for sale	—	—	(2,593)	—

Total other comprehensive income (loss), before tax	239,018	(65,859)	91,374	50,144

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(81,266)	22,392	(31,949)	(17,049)
Reclassification adjustment for gains on investment securities available for sale	—	—	882	—

Total income taxes related to other comprehensive income (loss)	(81,266)	22,392	(31,067)	(17,049)

Total other comprehensive income, net of tax	157,752	(43,467)	60,307	33,095

Comprehensive income	$477,745	$6,810	$626,518	$210,568

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$566,211	$177,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	192,073	321,375
Depreciation, amortization and accretion, net	79,215	(84,182)
Gain on sale of investment securities	(2,593)	—
Change in other assets and other liabilities	50,141	(143,706)

Net cash provided by operating activities	885,047	270,960

Cash flows from investing activities:
Proceeds from sales of investment securities	994,999	—
Proceeds from maturities, calls and paydowns of investment securities available for sale	4,082,301	13,219,869
Purchases of investment securities available for sale	(2,096,478)	(12,859,036)
Changes in interest bearing deposits in other banks	199,000	1,900,000
Net change in loans	(11,568,244)	(32,188,544)
Purchases of premises and equipment	(195,482)	(2,526,769)

Net cash provided by (used by) investing activities	(8,583,904)	(32,454,480)

Cash flows from financing activities:
Net change in deposits	16,500,548	31,984,546
Borrowings under note payable	2,500,000	—
Net change in securities sold under repurchase agreements and federal funds purchased	(1,149,000)	247,414

Net cash provided by financing activities	17,851,548	32,231,960

Net change in cash and cash equivalents	10,152,691	48,440
Cash and cash equivalents at beginning of period	3,374,223	7,886,219

Cash and cash equivalents at end of period	13,526,914	7,934,659

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,015,451	$1,795,732
Noncash investing and financing activities:
Change in net unrealized gains (losses) on investment securities available for sale, net of tax	$60,307	$33,095

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation
The consolidated financial statements include the accounts of Community Financial Holding Company, Inc. (the “Company”) and its wholly-owned subsidiary, Gwinnett Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)	Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements that are administered by the federal banking agencies. In addition to the federal capital guidelines, the Bank, as a pre-opening condition, agreed with the Department of Banking and Finance (“DBF”) of the State of Georgia, that it would maintain a Tier 1 capital to average asset ratio of 8% or more until October 18, 2002. In late 2001, the Bank was in violation of the agreed upon pre-opening condition with the DBF, although it was adequately capitalized under the federal capital guidelines. The Bank notified the DBF and designed a plan to bring the ratio in line with this agreement.

On June 28, 2002, the Company borrowed $2,500,000 from a correspondent bank under a line of credit facility and contributed $2,200,000 to the Bank to increase the Bank’s capital. The credit facility calls for interest at the prime interest rate minus 1/2%. Payments are due for interest only for the first two years and then payments of interest and principal are due in amounts that will amortize the borrowing over ten years. The Bank’s ratio of Tier 1 capital to average assets was 8.09% at June 30, 2002, subsequent to the contribution from the Company.

(3)	Reorganization of the Bank
In March 29, 2002, the Bank completed the formation of a one-bank holding company and a plan to exchange all bank stock shares for shares of the holding company. Subsequent to the reorganization all of the shares of the Bank were owned by the Company.

(4)	Public Offering of Common Stock
Beginning August 12, 2002, the Company offered for sale at $15 per share up to 666,667 shares of its $5 par value common stock. The offering has been extended by the Company through December 31, 2002, or until $5 million of common stock is sold. The proceeds of the offering will first be used to repay borrowings under the line of credit facility and the remaining proceeds will be contributed to the Bank to provide necessary capital for future growth. At September 24, 2002, the Company had subscriptions for the sale of 280,874 shares totaling $4,213,110, of which $3,522,605 is held in escrow.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the Six Months Ended
June 30, 2002 and 2001

Forward-Looking Statement

This discussion contains forward-looking statements that involve risks and uncertainties. Although the Company believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at June 30, 2002, were $142.4 million, representing an $18.5 million, or 15.0%, increase from December 31, 2001. Gross loans increased $11.6 million, or 12%, during the six month period ended June 30, 2002, as the Company continued to experience strong growth in its business despite the general economic slowdown nationally and a dampening of growth in the Company’s market area. The Company’s commercial loans grew 19.6% to $20.7 million, or 19.1% of gross loans. Real estate loans grew 11.7% to $82.9 million, or 76.4% of gross loans. Real estate loans include certain loans underwritten as commercial or individual loans where the Company may have taken a security interest in real estate as additional collateral out of an abundance of caution.

The allowance for loan losses at June 30, 2002, totaled $1.3 million, or 1.21% of total loans, compared to the December 31, 2001, total of $1.1 million, or 1.17% of total loans. Management believes that the Company’s allowance for loan losses is adequate at the present time, but there can be no assurance that further weakening in economic conditions, undetected weaknesses in the loan portfolio or other factors will not require additions to the allowance in the future.

Cash and cash equivalents at June 30, 2002, totaled $13.5 million, an increase of $10.2 million from December 31, 2001. Deposits increased $16.5 million, or 14.5%, from December 31, 2001.

There were two non-accruing loans at June 30, 2002, that totaled $140,000.

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in June 2002. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Results of Operations

For the six months ended June 30, 2002, the Company reported net earnings of $566,211, or $.65 per share, compared to $177,473, or $.20 per share, for the same period in 2001, an increase of 219%. Net earnings for the three months ended June 30, 2002, increased $269,716, or 637%, compared to the same period in 2001.

Net interest income increased $990,000, or 65%, in the first six months of 2002 compared to the same period for 2001. Interest income for the first six months of 2002 was $4.6 million, representing an increase of $1.3 million, or 39%, over the same period in 2001. Interest expense for the first six months of 2002 increased $319,000, or 18%, compared to the same period in 2001. Net interest margin for the six months ended June 30, 2002, was 4.09% versus 4.08% for the same period of 2001. The volume of net interest-bearing assets increased 42% from 2001 to 2002, which is the primary reason for the increase in net interest income.

The provision for loan losses for the six months of 2002 decreased $129,000 compared to the same period for 2001, primarily due to a moderating of the Company’s loan growth. Net loan charge-offs for the six months ended June 30, 2002, were $16,000. There were no loan charge-offs for the same period in 2001.

Other operating income increased for the six months ended June 30, 2002, by approximately $36,000 or 17%, compared to the same period in 2001, primarily due to an increase in service charges on deposit accounts associated with an increase in the number of accounts.

Other operating expenses for the six months of 2002 increased approximately $440,000, or 35%, compared to the first six months in 2001. The increase is attributable to an increase of approximately $226,000 in salaries and employee benefits due to an increase in the number of employees and an increase of $111,000 in occupancy expenses due to the new building that was occupied in July of 2001. Additionally, other operating expenses increased approximately $102,000 related primarily to the growth of the organization.

Capital

     The following tables present consolidated and bank only regulatory capital positions at June 30, 2002:

Risk-Based Capital Ratios	Consolidated	Bank Only

Tier 1 Tangible Capital, Actual	7.28%	9.09%
Tier 1 Tangible Capital minimum requirement	4.00%	4.00%

Excess	3.28%	5.09%

Total Capital, Actual	8.36%	10.17%
Total Capital minimum requirement	8.00%	8.00%

Excess	.36%	2.17%

Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	6.47%	8.09%*
Minimum leverage requirement	3.00%	3.00%

Excess	3.47%	5.09%

*In addition to the federal capital guidelines, the Bank, as a pre-opening condition, agreed with Department of Banking and Finance of the State of Georgia that it would maintain a Tier 1 capital to average asset ratio of 8% or more until October 18, 2002.

Beginning August 12, 2002, the Company offered for sale up to 666,667 shares of its common stock at a price of $15 per share. The offering has been extended by the Company through December 31, 2002, or until $5 million of common stock is sold. The proceeds of the offering will first be used to repay borrowings under the Company’s line of credit facility, and the remaining proceeds will be contributed to the Bank to provide necessary capital for future growth. At September 24, 2002, the Company had subscriptions for the sale of 280,874 shares totaling $4,213,110, of which $3,522,605 is held in escrow.

Internal Controls

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management has reviewed the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) of the Company as of a date within 90 days prior to this quarterly report (the “Evaluation Date”). Management believes that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within the Company and its consolidated subsidiaries. To management’s knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

     Beginning August 12, 2002, the Company offered for sale up to 666,667 shares of its common stock at a price of $15 per share (or an aggregate of $10,000,005) pursuant to a Registration Statement on Form S-1 (File No. 333-89972) declared effective August 12, 2002. The offering has been extended by the Company through December 31, 2002, or until $5 million of common stock is sold. At September 24, 2002, the Company had subscriptions for the sale of 280,874 shares totaling $4,213,110, of which $3,522,605 is held in escrow. None of the proceeds had been used as of such date. The proceeds of the offering will first be used to repay borrowings under the Company’s line of credit facility, and the remaining proceeds will be contributed to the Bank to provide necessary capital for future growth. Since August 12, 2002, the Company has incurred expenses of approximately $1,200 in connection with the issuance and distribution of the common stock in the offering, which expenses represent payments to persons who are not affiliates of the Company. Net of such expenses, the proceeds to the Company from such subscriptions will be $4,211,910, of which $3,521,405 is held in escrow.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report.
99.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Financial Holding Company, Inc.

By: /s/ Thomas J. Martin Thomas J. Martin, President and CEO

Date: September 26, 2002

By: Ann K. Marshall Ann K. Marshall, Chief Financial Officer

Date: September 26, 2002