Form 10QSB
period 2002-09-30
COMMUNITY FINANCIAL HOLDING CO INC
filed 2002-11-06
CIK 1174786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

Commission file number: 333-89972

Community Financial Holding Company, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Georgia	58-1479370

(State of Incorporation)	(I.R.S. Employer Identification No.)

2775 Buford Highway
Duluth, Georgia 30096
(Address of Principal Executive Offices)

770-476-2775
(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the
issuer’s classes of common equity, as of the latest practicable date:

1,169,771 shares of common stock, par value $5 per share,
outstanding as of November 5, 2002

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheet

September 30, 2002
(Unaudited)

Assets
Cash and due from banks	$6,070,374
Federal funds sold	10,697,554

Cash and cash equivalents	16,767,928

Investment securities available for sale	19,753,733
Other investments	100,034
Loans	119,222,684
Less: Unearned income	252,945
Allowance for loan losses	1,382,682

Loans, net	117,587,057

Premises and equipment, net	5,864,985
Other assets	1,124,420

$161,198,157

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$17,015,190
Interest-bearing	130,559,671

Total deposits	147,574,861
Accrued interest payable and other liabilities	501,396

Total liabilities	148,076,257

Common stock, $5 par value; 10,000,000 shares authorized; 1,129,312 shares issued and outstanding	5,646,560
Additional paid-in capital	6,813,056
Retained earnings	457,886
Accumulated other comprehensive income	204,398

Total stockholders’ equity	13,121,900

$161,198,157

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months		Nine Months
	Ended		Ended

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$2,216,068	1,648,542	6,291,507	3,997,973
Interest on investment securities	260,327	328,088	740,826	1,089,529
Interest on deposits with other banks	—	4,499	3,100	52,591
Interest on federal funds sold	38,951	76,856	88,740	239,704
Other	14,045	8,852	42,068	15,470

Total interest income	2,529,391	2,066,837	7,166,241	5,395,267

Interest expense:
Deposit and repurchase agreements	1,050,423	1,116,694	3,168,716	2,916,303
Note payable	28,225	—	28,225	—

Total interest expense	1,078,648	1,116,694	3,196,941	2,916,303

Net interest income	1,450,743	950,143	3,969,300	2,478,964
Provision for loan losses	204,000	294,493	396,073	615,868

Net interest income after provision for loan losses	1,246,743	655,650	3,573,227	1,863,096

Other operating income:
Service charges and fee income	99,181	57,655	266,112	211,692
Mortgage origination	49,331	39,803	135,306	112,144
Securities gains	—	—	2,593	—
Other	1,430	7,829	1,605	740

Total other income	149,942	105,287	405,616	324,576

Other operating expense:
Salaries and employee benefits	480,465	452,629	1,507,250	1,253,187
Occupancy and equipment	90,961	106,435	289,802	193,807
Other operating expense	360,381	222,378	823,957	583,710

Total other operating expense	931,807	781,442	2,621,009	2,030,704

Earnings (loss) before income taxes	464,878	(20,505)	1,357,834	156,968
Income tax benefit (expense)	(166,372)	351,706	(493,116)	351,706

Net earnings	$298,506	331,201	864,718	508,674

Net earnings per common share based on average outstanding shares of 867,560 for all periods	$.34	.38	1.00	.59

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months		Nine Months
	Ended		Ended

	2002	2001	2002	2001

Net earnings	$298,506	331,201	864,718	508,674
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	67,424	185,847	161,391	235,991
Reclassification adjustment for gains on investment securities available for sale	—	—	(2,593)	—

Total other comprehensive income (loss), before tax	67,424	185,847	158,798	235,991

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	22,924	63,188	(54,873)	(80,237)
Reclassification adjustment for gains on investment securities available for sale	—	—	882	—

Total income taxes related to other comprehensive income (loss)	22,924	63,188	(53,991)	(80,237)

Total other comprehensive income, net of tax	44,500	122,659	104,807	155,754

Comprehensive income	$343,006	453,860	969,525	664,428

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$864,718	508,674
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	396,073	615,868
Depreciation, amortization and accretion, net	116,386	(52,091)
Gain on sale of investment securities	(2,593)	—
Change in other assets and other liabilities	268,175	(508,056)

Net cash provided by operating activities	1,642,759	564,395

Cash flows from investing activities:
Proceeds from sales of investment securities	994,999	—
Proceeds from maturities, calls and paydowns of investment securities available for sale	7,740,408	15,946,338
Purchases of investment securities available for sale	(10,775,718)	(15,156,393)
Changes in interest bearing deposits in other banks	199,000	1,900,000
Net change in loans	(22,351,959)	(46,756,178)
Purchases of premises and equipment	(214,223)	(3,777,192)

Net cash used by investing activities	(24,407,493)	(47,843,425)

Cash flows from financing activities:
Net change in deposits	33,503,712	49,140,685
Borrowings under note payable	2,500,000	—
Repayments of note payable	(2,500,000)	—
Net change in securities sold under repurchase agreements and federal funds purchased	(1,149,000)	—
Proceeds from sale of common stock	3,803,727	—

Net cash provided by financing activities	36,158,439	49,140,685

Net change in cash and cash equivalents	13,393,705	1,861,655
Cash and cash equivalents at beginning of period	3,374,223	7,886,219

Cash and cash equivalents at end of period	$16,767,928	9,747,874

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,173,291	2,879,392
Cash paid for taxes	$557,735	133,000
Noncash investing and financing activities:
Change in net unrealized gains (losses) on investment securities available for sale, net of tax	$104,807	155,754

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

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

In March 29, 2002, the Bank completed the formation of a one-bank holding company and a plan to exchange all bank stock shares for shares of the holding company. Subsequent to the reorganization, all of the shares of the Bank were owned by the Company.

(4)	Public Offering of Common Stock

Beginning August 12, 2002, the Company offered for sale at $15 per share up to 666,667 shares of its $5 par value common stock. The offering will expire the earlier of December 31, 2002 or the date when $5,000,000 (333,333 shares) of stock is sold. The proceeds of the offering will first be used to repay borrowings under the line of credit facility and the remaining proceeds will be contributed to the Bank to provide necessary capital for future growth. At September 30, 2002, the Company had received proceeds for the sale of 261,752 shares totaling $3,803,727, net of certain offering costs of $122,553. These proceeds were used to repay the aforementioned $2,500,000 of borrowings under the line of credit facility and to make a capital contribution of $1,400,000 to the Bank.

At November 5, 2002, the Company had subscriptions for the sale of 304,444 additional shares totaling $4,566,660, of which $4,533,165 had been collected in proceeds.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the Nine Months in the Periods Ended
September 30, 2002 and 2001

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

Financial Condition

Total assets at September 30, 2002, were $161.2 million, representing a $37.4 million, or 30.2%, increase from December 31, 2001. Gross loans increased $22.3 million, or 23.0%, during the nine-month period ended September 30, 2002, as the Company continued to experience strong growth in its business despite the general economic slowdown nationally and a dampening of growth in the Company’s market area. The Company’s commercial loans grew 32.6% to $27.6 million, or 23.2% of gross loans. Real estate loans grew 23.5% to $84.3 million, or 70.7% of gross loans. Real estate loans include certain loans underwritten as commercial or individual loans where the Company may have taken a security interest in real estate as additional collateral out of an abundance of caution.

The allowance for loan losses at September 30, 2002, totaled $1.4 million, representing 1.16% of total loans compared to the December 31, 2001 total of $1.1 million representing 1.17% of total loans. Management believes that the Company’s allowance for loan losses is adequate at the present time, but there can be no assurance that further weakening in economic conditions, undetected weaknesses in the loan portfolio or other factors will not require additions to the allowance in the future.

Cash and cash equivalents at September 30, 2002, totaled $16.8 million, an increase of $13.4 million from December 31, 2001. Deposits increased $33.5 million, or 29.4%, from December 31, 2001.

There were two non-accruing loans at September 30, 2002, that totaled $72,600. There were no other non-performing assets at September 30, 2002.

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in June 2002. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Results of Operations

For the nine months ended September 30, 2002, the Company reported net earnings of $864,718, or $1.00 per share, compared to $508,674, or $.59 per share, for the same period in 2001, an increase of 69.9%. Net earnings and net earnings per share for the three months ended September 30, 2002, were $298,506, or $.34 per share, slightly down from net earnings and net earnings per share of $331,201, or $.38 per share, during the same period in 2001.

Net interest income increased $1.5 million, or 60.1% in the first nine months of 2002 compared to the same period for 2001. Interest income for the first nine months of 2002 was $7.2 million, representing an increase of $1.8 million, or 32.8% over the same period in 2001. Interest expense for the first nine months of 2002 increased $280,638, or 9.6% compared to the same period in 2001. Net interest margin for the nine months ended September 30, 2002, was 4.14% versus 4.01% for the same period of 2001. The volume of net interest-bearing assets increased 86.5% from 2001 to 2002, which is the primary reason for the increase in net interest income.

The provision for loan losses for the first nine months of 2002 decreased $219,795 compared to the same period for 2001, primarily due to a moderating of the Company’s loan growth. Loans increased $22.3 million for the nine months ended September 30, 2002, compared to $46.8 million for the same period of 2001. Net loan charge-offs for the nine months ended September 30, 2002, were $145,519, compared to $144,732 for the same period in 2001.

Other operating income increased for the nine months ended September 30, 2002, by approximately $81,000, or 25%, compared to the same period in 2001, primarily due to an increase of $54,400 in service charges and fees on deposit account associated with an increase in the number of accounts. Additionally, mortgage origination income increased approximately $23,000 due to an increase in the volume of mortgage loans closed.

Other operating expenses for the first nine months of 2002 increased approximately $590,000, or 29.1%, compared to the first nine months in 2001. The increase is attributable to an increase of approximately $254,000 in salaries and employee benefits due to an increase in the number of employees and an increase of $96,000 in occupancy expenses due primarily to the new building that was occupied in July 2001. Additionally, other operating expenses of various categories increased approximately $240,000 related primarily to the growth of the organization and costs associated with the formation of the Company.

Income tax expense as a percentage of pre-tax earnings approximated 36.3% for the nine months ended September 30, 2002. In the third quarter of 2001, the Company reversed the deferred tax valuation allowance of $407,800 because it became more likely than not that future taxable income will be sufficient to realize the tax benefits for deductible temporary differences, including loss carryforwards. Income tax expense of $56,100 was provided on pre-tax earnings for the nine-months ended September 30, 2001, and coupled with the allowance reversal resulted in net income tax benefit of $351,700. Prior to the third quarter of 2001, no income tax expense or benefit was recorded.

Capital

The following tables present consolidated and bank only regulatory capital positions at September 30, 2002:

Risk-Based Capital Ratios	Bank Only	Consolidated

Tier 1 Tangible Capital, Actual	9.58%	9.68%
Tier 1 Tangible Capital minimum requirement	4.00%	4.00%

Excess	5.58%	5.68%

Total Capital, Actual	10.62%	10.72%
Total Capital minimum requirement	8.00%	8.00%

Excess	2.62%	2.72%

Leverage Ratio Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	8.58%	8.67%*
Minimum leverage requirement	3.00%	3.00%

Excess	5.58%	5.67%

•	In addition to the federal capital guidelines, the Bank, as a pre-opening condition, agreed with Department of Banking and Finance of the State of Georgia that it would maintain a Tier 1 capital to average asset ratio of 8% or more until October 18, 2002.

Beginning August 12, 2002, the Company offered for sale up to 666,667 shares of its common stock at a price of $15 per share. The offering has been extended by the Company through December 31, 2002, or until $5 million of common stock is sold. At September 30, 2002, the Company had received proceeds for the sale of 261,752 shares totaling $3,803,727, net of certain offering costs of $122,553. These proceeds were used to repay $2,500,000 of borrowings under the line of credit facility and to make a capital contribution of $1,400,000 to the Bank.

At November 5, 2002, the Company had subscriptions for the sale of 304,444 additional shares totaling $4,566,660, of which $4,533,165 had been collected in proceeds.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
Beginning August 12, 2002, the Company offered for sale up to 666,667 shares of its common stock at a price of $15 per share (or an aggregate of $10,000,005) pursuant to a Registration Statement on Form S-1 (File No. 333-89972) declared effective August 12, 2002. The offering has been extended by the Company through December 31, 2002, or until $5 million of common stock is sold. At September 30, 2002, the Company had received proceeds for the sale of 261,752 shares totaling $3,803,727, net of certain offering costs of $122,553. These proceeds were used to repay the $2,500,000 of borrowings under the line of credit facility with the balance being contributed to the Bank to provide additional capital. At November 5, 2002, the Company had subscriptions for the sale of 304,444 additional shares totaling $4,566,660, of which $4,533,165 had been collected in proceeds. Since August 12, 2002, the Company has incurred expenses of approximately $122,553 in connection with the issuance and distribution of the common stock in the offering, which expenses represent payments to persons who are not affiliates of the Company. Net of such expenses, the proceeds to the Company from such subscriptions will be $4,444,107 of which $606,885 is held in escrow.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report.
99.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K. None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Financial Holding Company, Inc.

By:	/s/ Thomas J. Martin
Thomas J. Martin, President and CEO (Principal Executive Officer)

Date:	November 6, 2002

By:	/s/ Ann K. Marshall
Ann K. Marshall, Chief Financial Officer (Principal Accounting Officer)

Date:	November 6, 2002