Form 10KSB
period 2002-12-31
COMMUNITY FINANCIAL HOLDING CO INC
filed 2003-03-24
CIK 1174786

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-89972

Community Financial Holding Company, Inc.

(Exact Name of Small Business Issuer As Specified in Its Charter)

Georgia	04-3641019
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2775 Buford Highway	30096
Duluth, Georgia	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (770) 476-2775

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     State issuer’s revenues for its most recent fiscal year. $10.3 million.

     As of March 24, 2003, there were issued and outstanding 1,200,894 shares of the registrant’s common stock.

     Transition Small Business Disclosure Format. Yes ☐ No ☒

PART I
PART II
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Financial Statements
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows For the Years Ended December 31, 2002, 2001 and 2000
Consolidated Notes to Financial Statements
PART III
SUMMARY COMPENSATION TABLE
SIGNATURES
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EX-99.1 Safe Harbor Compliance Statement
EX-99.2 SECTION 906 CERTIFICATION

Cautionary Notice Regarding Forward-Looking Statements

     Community Financial Holding Company, Inc. (“Community Financial”, “we” or “us”) may from time to time make written or oral “forward-looking statements”, including statements contained in our filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in our reports to stockholders and in other communications by us, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of our plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors, some of which are beyond our control. Those factors could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the effects of any actual or potential military action or terrorist event; the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for our products and services; our success in gaining regulatory approval of our products and services, when required; the impact of changes in financial services’ laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; and our success at managing the risks involved in the foregoing.

     We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by us or on our behalf.

PART I

Item 1. Description of Business.

General

     Community Financial Holding Company, Inc. is a $169 million asset bank holding company headquartered in Duluth, Georgia. We were organized as a business corporation under the laws of the State of Georgia in 2002 and are a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. We conduct operations in Gwinnett County, Georgia through our wholly-owned subsidiary, Gwinnett Community Bank, which was organized in 1999 as a state banking corporation under the banking laws of the State of Georgia.

     On March 29, 2002, we completed the acquisition of Gwinnett Community Bank as part of a corporate reorganization of Gwinnett Community Bank into a one-bank holding company structure. We had no material operations prior to our acquisition of Gwinnett Community Bank.

     Our executive offices and the full-service bank are located at 2775 Buford Highway, Duluth, Georgia 30096.

Gwinnett Community Bank

     Through Gwinnett Community Bank, we offer a broad line of banking and financial products and services using a strategy of combining community bank service and responsiveness with innovative products and services. Gwinnett Community Bank is a full-service commercial bank offering a variety of services customary for community banks of similar size which are designed to meet the banking needs of individuals and small- to medium-sized businesses. Gwinnett Community Bank attracts most of its deposits and conducts most of its lending transactions from and within its primary service area encompassing Gwinnett County, Georgia.

     As a convenience to our customers, we offer drive-thru teller windows, 24-hour automated teller machines, and Saturday banking hours. Gwinnett Community Bank is a member of the STAR ATM network of automated teller machines which permits our customers to perform monetary transactions in most cities throughout the southeast and other regions. We also offer commercial Internet banking services through our Website at www.gwinnettcommunitybank.com.

  Deposit Services

     Deposits are a key component of our banking business, serving as a source of funding for lending as well as for increasing customer account relationships. We offer a full range of competitively priced deposit services including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit.

     As of December 31, 2002, we had deposits of approximately $153 million and approximately 5,300 deposit accounts. No material portion of our deposits has been obtained from one or a few persons or entities (including federal, state and local governments and agencies), the loss of any one or more of which would have a materially adverse effect on us.

     The following table sets forth our mix of depository accounts as a percentage of total deposits at December 31, 2002.

Deposit Mix

At December 31, 2002

Non-interesting bearing demand	9.36%
NOW accounts and money market	23.57%
Savings	2.63%
Time Deposits Under $100,000	35.53%
Time Deposits $100,000 and over	28.91%

Total Deposits	100.00%

  Lending Services

     Our lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, we make secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2002, we had approximately $128 million in total loans outstanding, representing 76% of our total assets of approximately $169 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 65% of our total loan portfolio is fixed rate and 35% is adjustable rate as of December 31, 2002. The following table summarizes the historical mix of loans in our portfolio:

Loan Type	December 31, 2000	December 31, 2001	December 31, 2002

Commercial	28.5%	21.5%	25.4%
Real estate	59.1%	70.4%	65.4%
Consumer	12.4%	8.1%	9.2%

     No material portion of our loans is concentrated within a single industry or group of related industries. We are not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or a few principal borrowers would not likely have a material adverse effect on our operations or earnings. Management is satisfied with the mix of loans within our loan portfolio.

     Procedures for Establishment of the Allowance for Loan Losses. Gwinnett Community Bank has a dedicated internal loan review function that it supplements with outsourced assistance. All loans of $100,000 or more and a sample of other loans are reviewed. Additionally, past due, watch list, and regulatory criticized loans are reviewed. Loans are reviewed annually and placed in various loan grading categories which assist in developing lists of potential problem loans. These loans are monitored to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at month end. Specific amounts of loss are estimated on problem loans and historical loss percentages (using peer group loss ratios ) are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations. The results of the evaluation are compared to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. While components of the allowance for loan losses will include specific allocations to individual non-performing loans, the allowance for loan losses is not allocated by type of loan. The entire allowance is available to absorb losses from any and all loans.

     Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the allowance for loan losses. Such regulators may require additions to the allowance based on their judgments of information available to them at the time of their examination.

     Real Estate Loans. Loans secured by real estate make up the primary component of our loan portfolio, constituting approximately $84 million, or 65%, of total loans as of December 31, 2002. Approximately 60% of the real estate loans are fixed rate and 40% are adjustable rate. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate in our primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

     Commercial Loans. We make loans for commercial purposes to various industries located in our market area. As of December 31, 2002, commercial loans constituted approximately $33 million, or 26% of total loans. Approximately 74% of commercial loans are fixed rate, while 26% are adjustable. The typical commercial loan has a maturity of three years or less. Loans in this category exclude commercial loans secured by real estate. Commercial loans secured by real estate are included in the real estate category described above. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

     Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2002, we held approximately $12 million of consumer loans, representing 9% of total loans.

     Consumer loans are primarily fixed rate in nature with 70% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or household items and may include unsecured loans to individuals.

     Other Lending Activities. We also engage in secondary-market mortgage activities whereby we originate mortgage loans on behalf of investor correspondent lenders who fund the loans. The investor correspondent lenders underwrite and price the loans and we receive a fee for originating and packaging the loans. Periodically we receive discount points depending on the pricing of the loan. No mortgage loans are held by us for resale, nor do we service third-party loans.

   Risks Associated with Lending Activities

     The principal economic risk associated with each category of loans that we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

     Because consumer loans are often secured by rapidly depreciating assets such as automobiles or other personal property, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Repayment of commercial loans and loans secured by commercial and multi-family real estate properties are often dependent on the successful operation of the business or management of the property. As a result, the quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to these changes are significant factors in a commercial borrower’s creditworthiness. Risks associated with commercial real estate loans also include fluctuations in the value of real estate, new job creation trends and tenant vacancy rates. Our practice is to underwrite these loans based on our analysis of the amount of cash flow generated by the business and the resulting ability of the borrower to meet its payment obligations. In addition, we generally seek to obtain a personal guarantee of the loan by the owner(s) of the business and, under certain circumstances, seek additional collateral.

     Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest and fees. In addition, we assume certain risks associated with the borrower’s ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or in a quality manner, we may be confronted with a project which, when completed, has a value insufficient to assure full repayment or to advance funds beyond the amount originally committed to permit completion of the project.

   Legal Lending Limit

     We are subject to Georgia banking laws which limit the amount we lend to a single borrower and its related interests. See “Supervision and Regulation”. In general, the legal lending limit for a single borrower is 15% of Gwinnett Community Bank’s statutory capital base, or 25% of its statutory capital base if the entire amount of the loan is fully secured. Gwinnett Community Bank’s statutory capital base is the sum of its capital stock, additional paid-in capital and any retained earnings it has designated as being unavailable for distribution to shareholders.

   Loan Underwriting Standards

     Management recognizes the importance of character and past performance as consideration in the lending decision process. In analyzing a credit relationship, primary emphasis is placed on adequacy of cash flow and the ability of the obligor to service the debt. Secondary emphasis is placed on the past performance of the borrower, the type or value of the collateral, the amount of net worth present or any performance of endorsers or guarantor that has not been proven.

     Collateral is not considered a substitute for the borrower’s ability to repay. Collateral serves as a way to control the borrower and provide additional sources of repayment in the event of default. The quality and liquidity of the collateral are of paramount importance and must be confirmed before the loan is made. We have established loan-to-value and margin guidelines that are varied depending on the type of collateral offered. Loans secured by liquid assets and securities carry margins of 50% to 100% depending on the liquidity and price volatility of the asset. In general, loans to value on various types of real estate range from a high of 90% to a low of 65%. Installment loans, in general, require a loan to collateral value of at least 80%. In addition, we impose limits on terms of repayment of loans for automobiles and other depreciable collateral that are dependent on the age of the asset. We may make some exceptions to the loan-to-value guidelines that are dependent on the overall creditworthiness of the borrower.

Market Area

     Our primary market area includes all of Duluth, Gwinnett County, Georgia. Approximately 97% of our customers reside in Gwinnett County, although we attract some loan business from neighboring Forsyth and Fulton Counties. Our secondary market area adds an additional ten-mile radius and incorporates portions of DeKalb, Forsyth, and Fulton Counties. Gwinnett County is located approximately 20 miles northeast of Atlanta. Gwinnett County’s major industries include manufacturing, wholesale trade, food processing, paper and lumber products, construction, retail sales, and health services.

     Duluth, Gwinnett County continues to be the largest deposit base in our primary and secondary market area, with Barrow, Hall, Rockdale, and Walton Counties to its east and DeKalb, Forsyth, and Fulton Counties to its west emerging as deposit growth areas for us. The amount of total deposits in Gwinnett County was approximately $6.4 billion at June 30, 2002, compared to total deposits of approximately $2.9 billion in 1993. We held a market share of 2.06% of total deposits in Gwinnett County at June 30, 2002.

     Significant development has taken place in the Georgia area along the Interstate 85 corridor. Due to its close proximity to downtown Atlanta and easy access to I-85, Gwinnett County is receiving a significant boost from the continued expansion of the northeastern portion of metro Atlanta. The development of communities northeast of metro Atlanta such as Norcross and Duluth will have an impact on our primary and secondary market areas. Retail developments such as the Mall of Georgia and the Discover Mills complex, along with a number of large residential developments, are anticipated to have a positive economic impact on the County.

Competition

     We operate in a highly competitive environment. We compete for deposits and loans with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and other financial entities operating locally and elsewhere. In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms and insurance companies to affiliate, a number of larger financial institutions and other corporations offering wider variety of financial services than we currently offer may now enter and aggressively compete in the market we currently serve. Many of these competitors have substantially greater resources and lending limits than us and may offer certain services that we do not or cannot provide.

     According to the FDIC Market Share Report, as of June 30, 2002, Gwinnett County was served by a total of 32 financial institutions, with a total of 163 offices in Gwinnett County. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. To compete with other financial services providers, we principally rely upon local promotional activities, personal relationships established by officers, directors and employees with our customers, and specialized services tailored to meet our customers’ needs. We offer many personalized services and attract customers by being responsive and sensitive to the needs of the community. We rely not only on the goodwill and referrals of satisfied customers, as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build our customer base.

     As a community banking operation, we offer convenient service, local decision-making and competitive financial products and services. Additionally, by focusing our operations on the community we serve, we believe that we are able to respond to changes in our market more quickly than large, centralized institutions.

Employees

     As of December 31, 2002, Gwinnett Community Bank had 35 full-time equivalent employees, including 5 part-time employees, none of whom is a party to a collective bargaining agreement. Certain executive officers of Gwinnett Community Bank also serve as our officers (we do not have compensated employees). We believe that we enjoy satisfactory relations with our employees.

Supervision and Regulation

     We and our bank subsidiary are extensively regulated under federal and state laws and regulations. These laws and regulations generally are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of selected laws and regulations which affect bank holding companies and banks. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business operations and prospects and those of our bank subsidiary.

     Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past thirteen years, and additional changes have been proposed. The banking industry has also changed significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) and the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). Our operations may be affected by legislative changes and new policies of various regulatory authorities. We cannot predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic conditions, or new federal or state legislation may have in the future.

Community Financial

     We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”). Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and such additional information as the Federal Reserve may require.

     Investments, Control and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain prior approval of the Federal Reserve:

•	to acquire the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it;

•	for it or any subsidiary (other than a bank) to acquire all or substantially all of the assets of a bank; and

•	to merge or consolidate with any other bank holding company.

     The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly, or the effect of which may be substantially to lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the transaction’s anticompetitive effects are clearly outweighed by the public interest. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is presumed to exist, subject to rebuttal, if a person acquires 10% or more but less than 25% of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under Section 12 of the Exchange Act. Applicable regulations provide a procedure for challenge of the rebuttable control presumption.

     Gramm-Leach-Bliley Act. Until passage of the Gramm-Leach-Bliley Act of 1999, a bank holding company’s activities generally were limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Activities determined by the Federal Reserve to fall under this category include:

•	making, acquiring or servicing loans and certain leases;

•	providing certain data processing services;

•	acting as a fiduciary or investment or financial advisor,

•	providing discount brokerage services;

•	underwriting bank eligible securities; and

•	making investments designed to promote community welfare.

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act which repealed many of the restrictions on the activities of banks and bank holding companies. The law established two new structures – “financial holding companies” and “financial subsidiaries” – that enable qualifying bank holding companies and banks to provide an expanded array of financial services that formerly could be performed only by insurance companies and securities firms. The law also permits bank affiliations with insurance and securities firms. We do not have any current plans to enter into these expanded financial activities.

     Source of Strength; Cross-Guarantee. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under this policy, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments that qualify for capital under regulatory rules. Under the BHCA, the Federal Reserve also may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.

     Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. Gwinnett Community Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank we control, which in effect makes our equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary we may have. At present, we have no subsidiary other than Gwinnett Community Bank.

     State Regulation. Our activities are subject to certain provisions of the Financial Institutions Code of Georgia and regulations issued pursuant to such code. These provisions are administered by the Georgia Department of Banking and Finance (“DBF”), which has concurrent jurisdiction with the Federal Reserve over our activities. The laws and regulations administered by the DBF are generally consistent with, or supplemental to, the federal laws and regulations discussed herein.

   Gwinnett Community Bank

     As a banking corporation organized under the laws of the State of Georgia, Gwinnett Community Bank is subject to supervision and examination by the DBF and the FDIC. Deposits in Gwinnett Community Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The DBF and the FDIC regulate or monitor all areas of Gwinnett Community Bank’s banking operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations. These agencies require Gwinnett Community Bank to maintain certain capital ratios and impose limitations on Gwinnett Community Bank’s aggregate investment in real estate, bank premises and furniture and fixtures. Gwinnett Community Bank is currently required by the FDIC to prepare quarterly reports on Gwinnett Community Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the FDIC.

     Under FDICIA, all insured depository institutions must undergo periodic on-site examination by the appropriate federal banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. All insured institutions are required to submit annual reports to the FDIC and the appropriate federal agency (or state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or other report of any insured depository institution.

     FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

     Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, and any other federal banking agency, shall evaluate the record of the financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. A financial institution’s CRA record is considered in evaluating applications to the agencies for mergers, acquisitions, and new branch facilities. Failure to comply with the CRA could submit a financial institution to additional requirements and limitations. Gwinnett Community Bank was examined for CRA compliance as of October 30, 2001, and received a CRA rating of “Satisfactory.”

     Other Rules and Regulations. Interest and certain other charges collected or contracted for by Gwinnett Community Bank are subject to Georgia usury laws; in general, charges, interest and fees cannot exceed the 5% per month limit established by the criminal provisions of Georgia usury law.

     Gwinnett Community Bank’s loan operations are also subject to certain federal laws, and their implementing regulations, such as the:

•	Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its CRA obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws; and

•	Soldiers’ and Sailors’ Civil Relief Act, which governs the repayment terms of, and property rights underlying, secured obligations of persons in military service.

     In addition, the Georgia Fair Lending Act (“GFLA”) became effective on October 1, 2002. GFLA imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. While many of the GFLA requirements will apply regardless of the interest rate or charges on the loan, “high cost home loans,” as defined by GFLA, are subject to the most stringent requirements. GFLA was substantially amended effective March 7, 2003 to ease its restrictions on loans other than high cost home loans and to provide for exemption of state banks like Gwinnett Community Bank from GFLA if national banks are exempted from GFLA by their regulator, the Comptroller of the Currency. Gwinnett Community Bank has implemented procedures to comply with GFLA requirements applicable to all loans covered by GFLA, including high cost home loans. Gwinnett Community Bank generally has not made a significant number of “high cost home loans” in prior years

     The deposit operations of Gwinnett Community Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     Gwinnett Community Bank’s commercial transactions are also subject to the provisions of Georgia law governing such transactions. These laws include the Uniform Commercial Code and other provisions of the Georgia Code Annotated.

Deposit Insurance

     The deposits of Gwinnett Community Bank are currently insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like Gwinnett Community Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the financial institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Based on Gwinnett Community Bank’s risk classification, Gwinnett Community Bank was not required to pay an assessment for deposit insurance in 2001, nor was it be required to pay a deposit insurance assessment in 2002. Gwinnett Community Bank was required to pay the Bank Insurance Fund Financial Corporation (“FICO”) assessment in 2001, and will also pay this assessment in 2002. For the fourth quarter of 2002, the FICO assessment rate was 1.70 cents per $100 of assessable Bank deposits.

Dividends

     Community Financial. We are a legal entity separate and distinct from Gwinnett Community Bank. The principal source of our cash flow is dividends from Gwinnett Community Bank. The amount of dividends that may be paid by

Gwinnett Community Bank to us depends on Gwinnett Community Bank’s earnings and capital position and is limited by various federal and state statutory and regulatory limitations.

     In addition to the availability of funds from Gwinnett Community Bank, our future dividend policy is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. If we should declare dividends in the future, the amount of such dividends cannot be estimated at this time and we cannot know whether such dividends would continue for future periods.

     Gwinnett Community Bank. As a Georgia banking corporation, Gwinnett Community Bank may pay cash dividends on its outstanding capital stock out of its earnings without any requirement to notify the DBF or request the approval of the DBF under the following conditions:

•	Total classified assets at the most recent examination of Gwinnett Community Bank, the conclusions of which may have been presented to the Board, do not exceed 80% of Tier 1 Capital plus the Allowance for Loan Losses as reflected at such examination;

•	The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the previous calendar year;

•	The ratio of Tier 1 Capital to Adjusted Total Assets (the “Tier 1 Leverage Ratio”) shall not be less than 6%.

     Any dividend to be declared by Gwinnett Community Bank at a time when each of the foregoing conditions does not exist must be approved, in writing, by the DBF prior to the payment thereof. Under FDICIA, Gwinnett Community Bank may not pay a dividend if, after paying the dividend, Gwinnett Community Bank would be undercapitalized. See “Capital Adequacy” below.

     Furthermore, among the conditions to the DBF’s approval of Gwinnett Community Bank’s Articles of Incorporation, the DBF required Gwinnett Community Bank’s Board of Directors to adopt resolutions committing: (i) that Gwinnett Community Bank will not pay dividends until Gwinnett Community Bank has recovered Bank start-up losses and Gwinnett Community Bank is making a cumulative profit, and (ii) that Gwinnett Community Bank will maintain a Tier 1 Leverage Ratio of not less than 8% during Gwinnett Community Bank’s first three years of operation, i.e., through October 2002.

     Gwinnett Community Bank recovered its start-up losses and achieved a cumulative profit at the end of April 2002. As of December 31, 2002, Gwinnett Community Bank’s Tier 1 Leverage Ratio was 8.05%. To date, Gwinnett Community Bank has paid no dividends. We may declare and pay cash dividends in 2003, but there can be no assurance that we will do so.

Capital Adequacy

     Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to:

•	make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies;

•	account for off-balance sheet exposure; and

•	minimize disincentives for holding liquid assets.

     The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums.

     The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be called upon to boost the institution’s capital and to partially guarantee the institution’s performance under their capital restoration plans. Tier 1 capital includes shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under the guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     Failure to meet federal capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

     The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve has established a minimum 3% leverage ratio of Tier 1 capital to total assets for the most highly rated bank holding companies and insured banks. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The tangible Tier 1 Leverage Ratio is the ratio of a banking organization’s Tier 1 capital, less all intangibles, to total assets, less all intangibles.

     FDICIA established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. To qualify as a well capitalized institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%. The bank must also not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

     Under FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

	Total Risk-	Tier 1 Risk-	Tier 1
Classification	Based Capital	Based Capital	Leverage Ratio

Well Capitalized (1)	10%	6%	5%
Adequately Capitalized (1)	8%	4%	4	%(2)
Undercapitalized (3)	<8%	<4%	4	%(2)
Significantly Undercapitalized (3)	<6%	<3%	<3%
Critically Undercapitalized (3)	—	—	<2%

(1)	An institution must meet all three minimums.

(2)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3)	An institution is classified as undercapitalized if it is below the specified capital level for any of the three capital measures.

     A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease. Action may be taken by a depository institution’s primary federal regulator against an institution that falls into one of the three undercapitalized categories, including the requirement of filing a capital plan with the institution’s primary federal regulator, prohibition on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the institution.

     The following table presents the FDICIA capital requirements for adequately capitalized and well capitalized institutions, and our capital ratios and those of Gwinnett Community Bank as of December 31, 2002:

	To Be Adequately
	Capitalized		To Be Well Capitalized			Actual

	Amount	Ratio	Amount		Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital to Risk Weighted Assets
Community Financial	$11,463	>8.0%	$	N/A	N/A	$15,949	11.11%
Gwinnett Community Bank	11,463	>8.0%		14,329	>10.0%	14,750	10.29%
Tier I Capital to Risk Weighted Assets
Community Financial	$5,732	>4.0%	$	N/A	N/A	$14,350	10.00%
Gwinnett Community Bank	5,732	>4.0%		8,597	>6.0%	13,151	9.18%
Tier I Capital to Average Assets
Community Financial	$6,538	>4.0%	$	N/A	N/A	$14,350	8.78%
Gwinnett Community Bank	6,538	>4.0%		8,173	>5.0%	13,151	8.05%
As of December 31, 2001:
Total Capital to Risk Weighted Assets (Gwinnett Community Bank)	$8,853	>8.0%		$11,067	>10.0%	$9,381	8.50%
Tier I Capital to Risk Weighted Assets (Gwinnett Community Bank)	$4,427	>4.0%		$6,640	>6.0%	$8,249	7.50%
Tier I Capital to Average Assets (Gwinnett Community Bank)	$4,800	>4.0%		$6,000	>5.0%	$8,249	6.90%

     In addition to the federal regulatory capital requirements applicable to Gwinnett Community Bank, and another condition to its approval of Gwinnett Community Bank’s Articles of Incorporation, the DBF required Gwinnett Community Bank’s Board of Directors to commit to maintain Gwinnett Community Bank’s Tier 1 Leverage Ratio at not less than 8% during Gwinnett Community Bank’s first three years of operation commencing upon the effective date of the Permit to begin Business (the “Permit”) issued by the DBF. The DBF issued Gwinnett Community Bank’s Permit effective October 18, 1999. Gwinnett Community Bank maintained its Tier 1 Leverage Ratio at or above 8% until September 30, 2001; however, at December 31, 2001, its Tier 1 Leverage Ratio was 6.9% and at March 31, 2002, its Tier 1 Leverage Ratio was 6.53%.

     On June 28, 2002, we borrowed $2.5 million in order to return the Tier 1 Leverage Ratio of Gwinnett Community Bank to the 8% level required by the DBF until October 18, 2002. We contributed $2.2 million of the loan proceeds to Gwinnett Community Bank to bring Gwinnett Community Bank’s Tier 1 Leverage Ratio up to the 8% required by the DBF.

We retained $300,000 of the loan proceeds for general corporate purposes, which may include additional contributions to Gwinnett Community Bank’s capital, as needed, to maintain compliance with the DBF’s Tier 1 Leverage Ratio requirement. As of June 30, 2002, Gwinnett Community Bank’s Tier 1 Leverage Ratio was 8.09%, and therefore complied with the DBF’s 8% requirement.

     United Community Bank, Blairsville, Georgia, a third party not affiliated with us or Gwinnett Community Bank, granted us the $2.5 million loan. The loan was a revolving line of credit for which we pledged 100% of the outstanding shares of Gwinnett Community Bank as collateral. The rate of interest for the loan was prime minus 50 basis points, which was 4.25% as of May 20, 2002. Repayment terms include interest-only payments for the first two years of the loan, and level annual principal payments of $250,000 plus accrued interest for 10 years thereafter. The loan had no prepayment penalty.

     In connection with the Federal Reserve Bank of Atlanta’s approval of our request to incur the $2.5 million debt, we committed that: (i) our Board of Directors would purchase at least $1.0 million of our planned public offering for sale, at $15 per share, of up to 666,667 shares of our $5 par value common stock; (ii) if sufficient funds were raised in the offering, we would repay the $2.5 million debt within 30 days of the expiration of the offering; (iii) if sufficient funds were not raised in the offering to repay the debt in full, and if Gwinnett Community Bank was unable to pay dividends sufficient to support our service of the debt, our Board of Directors would personally service the debt; and (iv) until Gwinnett Community Bank has operated for five years, i.e., until October 2004, we will not pay dividends to our shareholders without the prior approval of the Federal Reserve Bank of Atlanta.

     On December 12, 2002, the stock offering was closed. We raised $5.0 million in our stock issue and repaid the debt totaling $2.5 million to United Community Bank. We contributed an additional $1.0 million to the capital of Gwinnett Community Bank to support additional future asset growth. The remaining $1.5 million has been retained by us for future needs, including future additional contributions to the capital of Gwinnett Community Bank. We notified the Federal Reserve Bank of Atlanta of the retirement of the debt and were released from all conditions that were imposed in connection with the approval to incur debt.

Interstate Banking and Branching Restrictions

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), effective September 29, 1995, an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be “adequately capitalized” if it meets all applicable federal regulatory capital standards.

     While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve may not approve an interstate acquisition which would result in the acquirer’s controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out-of-state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in-state or out-of-state bank holding companies making an initial acquisition.

     The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks with different home states may merge, unless a particular state opts out of the statute. Consistent with the Riegle-Neal Act, Georgia adopted legislation in 1996 which has permitted interstate bank mergers since June 1, 1997.

     In addition, beginning June 1, 1997, the Riegle-Neal Act has permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. However, in 1996, Georgia adopted legislation which opts out of this provision. The Georgia legislation provides that, with the prior approval of the DBF, after July 1, 1996, a bank may establish three new or additional de novo branch banks anywhere in Georgia and, beginning July 1, 1998, a bank may establish new or additional branch banks anywhere in the state with prior regulatory approval.

Restrictions on Transactions with Affiliates

     We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	loans or extensions of credit to affiliates;

•	investment in affiliates;

•	the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We must also comply with other provisions designed to avoid the taking of low-quality assets.

     We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     On October 21, 2002, the Federal Reserve Board approved a final Regulation W that implements Sections 23A and 23B and that is effective on April 1, 2003.

     The Section 23A and Section 23B restrictions may limit our ability to obtain funds from Gwinnett Community Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services.

     Gwinnett Community Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     Financial institutions are required by federal law to disclose their policies for collecting and protecting certain customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 24, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a “federal functional regulator” is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

•	expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•	limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

•	notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

•	takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

•	limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

•	maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

•	are prohibited from providing correspondent accounts to foreign shell banks;

•	are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

•	must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

•	must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 2. Description of Property.

     (a)  Properties.

     Our executive offices and our banking office are located in approximately 25,957 square feet of office space owned by Gwinnett Community Bank and located at 2775 Buford Highway in Duluth, Georgia. Management believes the current facility is adequate for our present requirements.

     The net book values of the building and equipment as of December 31, 2002, were $3.7 million and $650,000, respectively.

     (b)  Investment Policies.

     See “Item 1. Description of Business” above for a general description of our and Gwinnett Community Bank’s investment policies and any percentage of assets limitations regarding certain investments established by regulation or our or Gwinnett Community Bank’s Board of Directors, including policies relating to investments in real estate, real estate mortgages and securities. All of Gwinnett Community Bank’s investment policies are reviewed and approved by its Board of Director, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. Gwinnett Community Bank’s investments are primarily acquired to provide income, liquidity, investment diversity and, to a lesser extent, possible capital gain.

     (c)  Description of Real Estate and Operating Data.

          Not Applicable.

Item 3. Legal Proceedings.

     While we are from time to time party to various legal proceedings arising from the ordinary course of business, management believes that there are no proceedings pending, or to our knowledge threatened, in which an adverse decision would have a material adverse effect on our financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     We had approximately 607 shareholders of record as of December 31, 2002. At December 31, 2002, there were 1,200,894 shares outstanding. Our ability to pay dividends to stockholders is primarily dependent upon the dividends we receive from Gwinnett Community Bank and to a lesser extent the amount of cash on hand. Gwinnett Community Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause its regulatory capital to be reduced below the regulatory capital requirements. We may declare and pay cash dividends in 2003, but there can be no assurance that we will do so.

Item 6. Management’s Discussion and Analysis of Plan of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion focuses on significant changes in the consolidated financial condition and results of operations of Community Financial and its subsidiary, Gwinnett Community Bank, collectively during the three years ended December 31, 2002. The discussion and analysis is intended to supplement and highlight, and should be read in conjunction with, information contained in the accompanying consolidated financial statements and the summary financial information presented elsewhere in this Prospectus.

Critical Accounting Policies

The accounting and financial reporting policies of Community Financial conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by Community Financial which are deemed “critical”. In determining which accounting policies are “critical” in nature, Community Financial has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Community Financial’s financial statements. Financial results could differ significantly if different judgments or estimates are applied.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

Our allowance for loan losses has two basic components: (1) specific loss estimates for individually classified and impaired loans, and (2) general loss estimates on loans for which no impairment has been identified and large groups of smaller balance homogeneous loans. Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan which are principally collateral liquidation. The general loss allocations use historical loss ratio experience which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

While the basic methodology of our loan loss allowance estimation process has not changed, we continuously re-evaluate the use of historical loss factors, national and local economic trends, credit concentrations and other relevant factors in determining the adequacy of the allowance for loan loss.

This estimation process associated with the allowance for loan losses can have significant effects in the estimated loan loss expense of a given period. Generally, the allowance for loan losses increases as the outstanding balance of loans increase or the level of classified or impaired loans increases. Loans or portions of loans that are deemed uncollectible are charged against and reduce the allowance.

Because Community Financial has a relatively short operating history, historical trends specific to Community Financial do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends, peer comparisons and regulatory position in addition to historical experience in its evaluation.

Deferred Income Tax Valuation Allowance

Accounting principles for income taxes require management to evaluate its ability to realize the future benefits of deferred tax assets. When it is more likely than not that some portion or all of the deferred tax asset will not be realized, accounting principles require that a valuation allowance be imposed against the deferred tax assets.

Future income tax benefits associated with operating loss carryforward amounts are required to be recognized under the accounting principles. When management assesses the likelihood of its ability to realize deferred tax assets, projected future taxable income can be considered under the accounting principles. Additionally, deferred tax liability reversals and tax planning strategies can be considered.

Projecting future taxable income involves many assumptions about asset growth, interest rate margins, and other expense and revenue estimations. Correspondingly, utilization of projected future taxable income amounts in determining the likelihood of management’s ability to realize deferred tax assets introduces significant subjectivity to the measurement of these assets.

Management maintained an allowance against all deferred tax assets including those associated with operating loss carryforwards until consistent and sustainable monthly taxable earnings were established over a period of approximately a year. The valuation allowance for deferred income tax assets was reversed in 2002 when it became more likely than not that future taxable income would be sufficient to realize the deferred tax benefits.

Because the imposition or reversal of an allowance for deferred income taxes directly impacts the recorded income tax expense for a given period, operating results are subject to significant changes upon movement in the allowance for deferred income tax assets.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. Although Community Financial believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where Community Financial operates); competition from other providers of financial services offered by Community Financial; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of Community Financial’s credit customers; all of which are difficult to predict and which may be beyond the control of Community Financial. Community Financial undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

General

Gwinnett Community Bank was organized in January of 1999 and opened for business on October 18, 1999. Financial statements for 1999 include organizational expenses incurred until Gwinnett Community Bank opened to the public and normal start-up banking operations from October 18, 1999 until December 31, 1999.

Beginning August 12, 2002, Community Financial offered for sale at $15 per share up to 666,667 shares of its $5 par value common stock. The offering expired on December 31, 2002, resulting in the sale of 333,334 shares and $4,877,458 in proceeds, net of certain issuance costs of $122,552. The proceeds of the offering were first used to repay borrowings under a line of credit facility and $1,400,000 of the remaining proceeds were contributed to Gwinnett Community Bank to provide necessary capital for future growth.

Community Financial is located in Duluth, Gwinnett County, Georgia, which according to the U.S. Census Bureau was the 17th fastest growing county by population in the United States during the period from April 1, 2000 to July 1, 2001. Seasoned management with long-standing relationships in the area, coupled with a strong constant economic growth pattern, has allowed Community Financial rapid growth opportunities.

These growth opportunities have resulted in rapid historical asset growth by Community Financial:

	December 31, 2002	December 31, 2001	December 31, 2000

Assets	$169,055,418	$123,840,266	63,455,157
Annual Growth Rate (prior 12 months)	36.6%	95.2%	274.3%

Prompted by the rapid growth and the prospects for continued growth, as well as flexibilities afforded a bank holding company that are not available to a bank, shareholders of Gwinnett Community Bank approved the formation of a one-bank holding company and a plan to exchange all Gwinnett Community Bank stock shares for shares of the holding company in March 2002. Subsequent to the transaction all of the shares of Gwinnett Community Bank were owned by the holding company, Community Financial.

Community Financial’s most recent safety and soundness examination was performed by the DBF as of June 2002. All recommendations by the regulatory authority that, in management’s opinion, had material effects on Community Financial’s liquidity, capital resources or operations were immediately implemented.

The following discussion is intended to provide insight into the financial condition and results of operations of Community Financial and should be read in conjunction with the consolidated financial statements and accompanying notes.

Statements of Earnings Review

Net earnings were $1,222,724 in 2002, compared to $621,733 in 2001. Diluted net earnings per share were $1.25 for 2002, compared to $.72 per share reported in 2001. Return on average assets and return on average stockholders’ equity for 2002 was .84% and 12.17%, respectively, compared with .65% and 7.82%, respectively, for 2001. Community Financial reported a net loss of $517,663 representing a net loss per share of $.60 in 2000.

Net interest income increased by $2.05 million or 58% in 2002 driven by a combination of volume increases and rate decreases as Community Financial completed its third full year of operations. Net interest income at December 31, 2002, was $5.57 million compared to $3.52 million in 2001. Net yield (tax equivalent) on interest earning assets (4.10% in 2002 and 3.94% in 2001) increased by 15 basis points in 2002 from 2001. Net interest income increased by $1.96 million in 2001 over 2000, driven by volume increases. Net yield on interest earning assets (3.94% in 2001 and 4.32% in 2000) decreased by 38 basis points in 2001 over 2000, a direct result of interest rate cuts by the Federal Reserve in 2001.

Community Financial’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposits and other liabilities.

The banking industry uses two key ratios to measure relative profitability of net interest income. The net interest rate spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percent of average total interest earning assets and takes into account the positive impact of investing noninterest-bearing deposits.

The fully tax equivalent net interest spread was 3.69% in 2002 and 3.33% in 2001, while the net interest margin was 4.10% in 2002 and 3.94% in 2001.

The following table shows, for the past two years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities.

Table 1
Average Balance Sheets and Net Interest Analysis
(in thousands)

	For the Years Ended December 31,

	2002			2001

	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets:
Interest earnings assets:
Loans (including loan fees)	$111,206	8,682	7.81%	62,484	5,845	9.35%
Investment securities:
Taxable	16,238	975	6.00%	19,128	1,388	7.26%
Tax-exempt	1,021	71	6.95%	—	—	—
Interest bearing deposits with other banks	40	3	7.50%	864	56	6.48%
Federal funds sold	7,697	120	1.56%	6,906	271	3.92%

Total interest earning assets	136,202	9,851	7.23%	89,382	7,560	8.46%

Other non-interest earnings assets	8,589			6,324

Total assets	$144,791			95,706

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$35,626	715	2.01%	19,800	655	3.31%
Time	84,447	3,544	4.20%	58,762	3,381	5.75%
Federal funds purchased and securities sold under repurchase agreements	227	2	.88%	190	5	2.63%

Total interest-bearing liabilities	120,300	4,261	3.54%	78,752	4,041	5.13%

Non-interest bearing deposits	14,089			8,776
Other liabilities	358			232
Stockholders’ equity	10,044			7,946

Total liabilities and stockholders’ equity	$144,791			95,706

Excess of interest-earning assets over interest-bearing liabilities	$15,902			10,630

Ratio of interest-earning assets to interest-bearing liabilities	113.22%			113.50%

Net interest income		5,590			3,519

Net interest spread			3.69%			3.33%

Net interest yield on interest earning assets			4.10%			3.94%

Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

In 2002, Community Financial obtained tax-exempt securities, which generated tax-exempt income. As such, yields are presented on a tax equivalent basis. In 2001 Community Financial had no tax-exempt income, therefore pre-tax yields are the same as tax equivalent yields.

Interest income on loans for the years end December 31, 2002 and 2001 includes loan fees in the amount of $677,660 and $529,800, respectively.

The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of interest earning assets and interest bearing liabilities and the rates earned and paid by Community Financial on such assets and liabilities on a tax equivalent basis. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 2
Changes in Interest Income and Expense
(in thousands)

	Increase (decrease) due to changes in:

	2002 over 2001			2001 over 2000

	Volume	Rate	Total	Volume	Rate	Total

Interest income on:
Loans (including loan fees)	$3,936	(1,099)	2,837	4,289	(345)	3,944
Investment securities:
Taxable	(465)	52	(413)	573	15	588
Tax-exempt	71	—	71	—	—	—
Interest bearing deposits with other banks	(61)	8	(53)	6	—	6
Federal funds sold	35	(186)	(151)	(3)	(168)	(171)

Total interest earning assets	3,516	(1,225)	2,291	4,865	(498)	4,367

Interest expense on:
Deposits:
Interest-bearing demand and savings	386	(326)	60	409	(157)	252
Time	1,231	(1,068)	163	2,348	(198)	2,150
Federal funds purchased repurchase agreements	1	(4)	(3)	—	5	5

Total interest-bearing liabilities	1,618	(1,398)	220	2,757	(350)	2,407

Increase (decrease) in net interest income	$1,898	173	2,071	2,108	(148)	1,960

Other operating income in 2002 of $537,435 increased from 2001 by $102,537 or 24%. The increase was due to the increase of $86,602 in service charges on deposit accounts caused by an increased number of accounts and by a $26,985 increase in mortgage origination income as the decline in general interest rates increased refinance and home purchase activity in Community Financial’s markets.

Other expenses increased in 2002 to $3.6 million over the 2001 balance of $2.8 million. As Community Financial was in its third full year of operations in 2002, additional employees were hired and a new bank building was constructed and occupied in July 2001 to accommodate the growth. All expense categories experienced increases due to the growth.

For the year ended December 31, 2002, the effective tax rate was 36% as state income tax more than offset the effects of tax-exempt income. Community Financial had no income tax expense or benefit for the period ended December 31, 2001, as net operating losses were incurred and financial statement deferred tax benefits remained unrecorded as their realization was heavily dependent on future taxable income. In 2001, Community Financial reversed the deferred tax valuation allowance of $407,800 because it became more likely than not that future taxable income will be sufficient to realize the tax benefits for deductible temporary differences including loss carry forwards. For more information on the Community Financial’s income taxes, see note 6 to the financial statements.

All other income and other expense categories increased from 2000 to 2001, which reflect the constant growth pattern.

Balance Sheet Review

During 2002, average total assets increased $49.1 million (51%) over 2001. Average deposits increased $46.4 million (53%) in 2002 over 2001. Average loans increased $48.7 million (78%) in 2002 over 2001. During 2001, average total assets increased $56.9 million (147%) over 2000. Average deposits increased $56.4 million (182%) in 2001 over 2000. Average loans increased $45.4 million (265%) in 2001 over 2000.

Total assets at December 31, 2002, were $169 million, representing a $45.2 million (36.5%) increase from December 31, 2001. Total deposits increased $39.3 million (34.4%) from 2001 to 2002 while total gross loans increased $31.5 million (32.5%) during 2002. Time deposits increased $23.2 million from 2001 to 2002 while all other deposit accounts increased $16.1 million in 2002. As Community Financial continues to grow, loan demand has remained strong. Loan increases were funded principally with increases in deposit accounts.

Total assets at December 31, 2001, were $123.8 million, representing a $60.3 million (95%) increase from December 31, 2000. Total deposits increased $58.6 million (106%) from 2000 to 2001 while total gross loans increased $64.3 million (197%) during 2001. Time deposits increased $37.9 million from 2000 to 2001 while all other deposit accounts increased $20.6 million in 2001.

Investments

The investment portfolio consists of debt securities and to a lesser extent equity securities, which provide Community Financial with a source of liquidity and a long-term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Table 3
Investment Portfolio
(in thousands)

The following table shows the carrying value of Community Financial’s securities, by security type, as of December 31, 2002 and 2001:

	2002	2001

United States treasuries and agencies	$9,319	11,197
Mortgage-backed securities	6,603	5,256
Municipal securities	3,036	—
Corporate securities	1,543	505
Trust Preferred securities	500	500

	$21,001	17,458

Other investments – The Bankers Bank stock	$100	100

The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost at December 31, 2002. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

At December 31, 2002, there were no investment securities of any issuer other than the U.S. government or its agencies or corporations that were in excess of 10% of stockholders’ equity.

Table 4
Expected Maturity of Securities
(in thousands)

	United States	Mortgage-		Trust		Weighted
Maturities at	Treasuries and	Backed	Corporate	Preferred		Average
December 31, 2002	Agencies	Securities	Securities	Securities	Municipals	Yields

Within 1 year	$—	—	—	—	—	—
After 1 through 5 years	—	1,624	—	—	—	3.84%
After 5 through 10 years	8,068	—	1,507	—	626	5.39%
After 10 years	1,114	4,871	—	500	2,405	5.90%

	$9,182	6,495	1,507	500	3,031

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities. Yields are calculated on a tax equivalent yield basis.

Table 5
Loan Portfolio
(in thousands)

The following table presents loans by type at the end of each of the last two years.

	December 31,

	2002	2001

Commercial	$32,656	20,852
Real estate	84,001	68,244
Consumer	11,796	7,852

	128,453	96,948
Less:
Unearned loan fees	251	185
Allowance for loan losses	1,599	1,132

Loans, net	$126,603	95,631

The following table sets forth the maturity distribution of all loans, including the interest rate sensitivity as of December 31, 2002.

Table 6
Loan Portfolio Maturity
(in thousands)

Maturity	Commercial	Real Estate	Consumer	Total

Within 1 year	$10,849	31,467	3,686	46,002
1 to 5 years	16,481	14,445	4,535	35,461
After 5 years	5,326	38,089	3,575	46,990

Totals	$32,656	84,001	11,796	128,453

	Fixed	Variable
	Interest	Interest
	Rates	Rates	Total

Commercial:
Within 1 year	$5,270	5,579	10,849
1 to 5 years	15,205	1,276	16,481
After 5 years	3,550	1,776	5,326

	24,025	8,631	32,656

Real Estate:
Within 1 year	9,377	22,090	31,467
1 to 5 years	13,876	569	14,445
After 5 years	27,561	10,528	38,089

	50,814	33,187	84,001

Consumer:
Within 1 year	3,686	—	3,686
1 to 5 years	4,415	120	4,535
After 5 years	181	3,394	3,575

	8,282	3,514	11,796

	$83,121	45,332	128,453

The provision for loan losses in 2002 was $613,000 compared to $792,000 in 2001. The provision for loan losses continues to reflect management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.24% and 1.17% of total loans outstanding at December 31, 2002 and 2001, respectively. Net charge-offs were $146,000 and $149,000 in 2002 and 2001, respectively. There were no charge-offs in 2000.

Because Community Financial does not have a long operating history, no historical loan loss ratios have been established. In substitution for the lack of historical loan loss ratios, Community Financial uses peer loss ratios and peer allowance for loan losses to total loans ratios as a component in its loan loss allowance adequacy test which is done monthly. Using these peer statistics, provision for loan losses increases as the loan balances increase, which is the primary reason for the increase in 2002, 2001 and 2000. Additionally, the charge-off of one commercial loan for $143,000 in 2001 also caused the provision for loans to increase. Additional considerations in the adequacy test for the allowance for loan losses include industry and other concentrations in the loan portfolio, current period delinquencies and specific analysis for potential problem loans. As concentrations in the loan portfolio and delinquencies rise, the provision for loan losses will also increase to maintain a higher level of allowance for loan losses to reflect an increasing inherent risk of loss in the loan portfolio. No future negative trends in non-performing loans are anticipated to affect the level of the allowance. Management believes that the level of the allowance at December 31, 2002 and 2001 is appropriate based upon the loan portfolio and current economic conditions. Since beginning business in 1999, Community Financial has maintained a consistent methodology for assessing the adequacy of the allowance for loan losses.

Community Financial has a dedicated internal loan review function that it supplements with outsourced assistance. All loans of $100,000 or more and a sample of other loans are reviewed. Additionally, past due, watch list, and regulatory criticized loans are reviewed. Loans are reviewed annually and placed in various loan grading categories which assist in developing lists of potential problem loans. These loans are monitored to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at month end. Specific amounts of loss are estimated on problem loans and historical loss percentages (using peer group loss ratios) are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. The results are compared to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review Community Financial’s allowance for loan losses. Such regulators may require Community Financial to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Because Community Financial does not have an established loan loss ratio that can be related to the different types of loans in its portfolio, it does not allocate the allowance for loan losses to various loan categories. The entire allowance is available to absorb losses from any and all loans. Management anticipates gross charge-offs for 2003 to approximate $150,000. Anticipated charge-offs are an estimate based on historical experience and other judgmental factors and may be more or less than those that ultimately occur.

The following table presents a summary of changes in the allowance for loan losses for each of the past three years.

Table 7
Allowance for Loan Losses
(in thousands)

	December 31,

	2002	2001	2000

Balance at beginning of year	$1,132	489	57
Charge-offs:
Commercial	130	143	—
Real estate	—	—	—
Installment loans to individuals	19	8	—

	149	151	—

Recoveries:
Commercial	—	—	—
Real estate	—	—	—
Installment loans to individuals	3	2	—

	3	2	—

Net charge-offs	(146)	(149)	—

Additions charged to operations	613	792	432

Balance at end of year	$1,599	1,132	489

Ratio of net charge-offs during the period to average loans outstanding during the period	.13%	.24%	—

As of December 31, 2002, non-performing assets were $102,000. There were no non-performing assets at December 31, 2001.

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

Deposits

Time deposits of $100,000 and greater totaled $44.3 million at December 31, 2002, compared with $34.3 million at year-end 2001. The following table sets forth the scheduled maturities of time deposits of $100,000 and greater at December 31, 2002.

Table 8
Time Deposits $100,000 and Greater
(in thousands)

Within 3 months	$9,713
After 3 through 6 months	6,371
After 6 through 12 months	10,140
After 12 months	18,116

Total	$44,340

Included in these time deposits of $100,000 and greater are two brokered deposits of $3,000,000 each that mature in 2004 and 2005. Management does not intend to obtain additional brokered deposits in the future.

Liquidity

Community Financial must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, Community Financial keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of Community Financial to monitor its liquidity to meet regulatory requirements and their local funding requirements.

Community Financial maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, Community Financial has arrangements with a commercial bank for short term unsecured advances up to $4 million.

Cash and cash equivalents increased $10.6 million to a total of $14 million at December 31, 2002, as cash flows provided by financing and operating activities out-paced amounts used by investing activities. Cash inflows from operations totaled $1.9 million in 2002, while inflows from financing activities totaled $43.7 million, most of which were net deposit increases during 2002 of $39.2 million and $4.9 million related to the net proceeds from the issuance of common stock.

Investing activities used $34.9 million of cash and cash equivalents, principally composed of net advances of loans to customers of $31.6 million and purchases of investment securities of $15.2 million during 2002, offset by $11.9 million, net proceeds, from investment liquidations.

See the consolidated statements of cash flows in the financial statements for a more complete analysis of cash flows.

Capital Resources

The following tables present Community Financial’s and Gwinnett Community Bank’s regulatory capital position at December 31, 2002.

Table 9
Capital Ratios

	2002		2001

	Consol.	Bank	Bank Only

Tier 1 Capital	10.00%	9.18%	7.50%
Tier 1 Capital minimum requirement	4.00%	4.00%	4.00%

Excess	6.00%	5.18%	3.50%

Total Capital	11.11%	10.29%	8.50%
Total Capital minimum requirement	8.00%	8.00%	8.00%

Excess	3.11%	2.29%	.50%

Tier 1 Capital to adjusted total assets (“Leverage Ratio”)	8.78%	8.05%	6.90%
Minimum leverage requirement	4.00%	4.00%	4.00%

Excess	4.78%	4.05%	2.90%

As a condition of opening, Gwinnett Community Bank agreed with the DBF that it would maintain a Tier 1 capital leverage ratio of 8% or higher until its third anniversary, October 18, 2002. At December 31, 2001, Community Financial’s Tier 1 capital leverage ratio was 6.9%. Community Financial notified the DBF of management’s plan to bring the ratio in line with this agreement. As noted previously, the company contributed $1.4 million to Gwinnett Community Bank to provide the necessary capital.

For a more complete discussion of the actual and required ratios of Community Financial, see note 10 of the financial statements.

Average equity to average assets was 6.94% in 2002, 8.30% in 2001, and 20.00% in 2000. No dividends have been declared or paid since inception. In 2003 management will evaluate the appropriateness of the payment of dividends.

Asset/Liability Management

It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The bank has a concentration of certificates of deposit that contain a stated maturity date. Management utilizes information reports to monitor the maturity, redemption and renewal of its deposit accounts. In the event the bank is unable to raise new deposits or retain maturing deposits other sources of funding may be utilized. The bank can purchase deposits; known as brokered deposits or may borrow funds to cover short-term liquidity needs on established lines of credit. The objective of these policies is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to the Board on a monthly basis. One method to measure a bank’s interest rate exposure is through its repricing gap. The gap is calculated by taking all assets that reprice or mature within a given timeframe and subtracting all liabilities that reprice or mature within that timeframe. The difference between these two amounts is called the “gap”, the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing than assets) generally indicates that the bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank’s net interest income will decrease if rates fall and will increase if rates rise.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Community Financial’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

Table 10
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2002
	Maturing or Repricing in

	Three	Four
	Months or	Months to	1 to 5	Over 5
	Less	12 Months	Years	Years	Total

Interest-earning assets:
Interest-bearing deposits with other banks	$—	—	—	—	—
Federal funds sold	10,748	—	—	—	10,748
Investment securities	—	—	1,636	19,365	21,001
Loans	29,844	21,161	42,110	35,338	128,453
Other investments	—	—	—	100	100

Total interest-bearing assets	40,592	21,161	43,746	54,803	160,302

Interest-bearing liabilities:
Deposits:
Demand and savings	40,167	—	—	—	40,167
Time deposits	23,298	36,523	31,532	7,476	98,829
Federal funds purchased and retail repurchase agreements	660	—	—	—	660

Total interest-bearing liabilities	$64,125	36,523	31,532	7,476	139,656

Interest sensitive difference per period	(23,533)	(15,362)	12,214	47,327	20,646

Cumulative interest sensitivity difference	(23,533)	(38,895)	(26,681)	20,646
Cumulative difference to total assets	(13.92% )	(23.01% )	(15.78% )	12.21%

At December 31, 2002, the difference between Community Financial’s liabilities and assets repricing or maturing within one year was $15.4 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause Community Financial’s net interest income to decline.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. Community Financial copes with the effects of inflation through the management of its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net income relative to its dividend payout policy.

Item 7. Financial Statements

COMMUNITY FINANCIAL HOLDING COMPANY, INC.
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Community Financial Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Community Financial Holding Company, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Holding Company, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/Porter Keadle Moore, LLP

Atlanta, Georgia February 21, 2003

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001

Cash and due from banks, including cash reserve requirements of $588,000 and $367,000, respectively	$3,233,411	2,849,167
Federal funds sold	10,747,622	525,056

Cash and cash equivalents	13,981,033	3,374,223

Interest bearing deposits in other banks	—	199,000
Investment securities available for sale	21,001,052	17,458,225
Other investments	100,034	100,034
Loans, net	126,603,048	95,631,171
Premises and equipment, net	5,808,134	5,860,953
Accrued interest receivable and other assets	1,562,117	1,216,660

	$169,055,418	123,840,266

Liabilities and Stockholders’ Equity
Deposits:
Demand	$14,352,872	10,962,146
Interest-bearing demand	36,139,726	26,608,266
Savings	4,027,314	822,848
Time	98,828,822	75,677,889

Total deposits	153,348,734	114,071,149

Federal funds purchased and retail repurchase agreements	660,017	1,149,000
Accrued interest payable and other liabilities	509,126	271,469

Total liabilities	154,517,877	115,491,618

Commitments
Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares; 1,200,894 and 867,560 issued and outstanding	6,004,470	4,337,800
Additional paid-in capital	7,528,877	4,318,089
Retained earnings (accumulated deficit)	815,892	(406,832)
Accumulated other comprehensive income	188,302	99,591

Total stockholders’ equity	14,537,541	8,348,648

	$169,055,418	123,840,266

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest income:
Interest on loans, including fees of $677,659, $529,807
and $229,072	$8,682,127	5,845,200	1,901,363
Interest on federal funds sold	120,099	270,855	442,032
Interest on Government agencies securities	912,413	1,358,309	795,936
Interest on state, county and municipal securities	46,937	—	—
Interest on deposits with other banks	3,099	55,517	49,561
Interest and dividends on other investments	62,672	30,254	4,139

Total interest and dividend income	9,827,347	7,560,135	3,193,031

Interest expense:
Interest-bearing demand	677,816	642,071	397,961
Savings	36,854	13,214	5,596
Time	3,544,560	3,385,398	1,230,897
Other	2,214	403	—

Total interest expense	4,261,444	4,041,086	1,634,454

Net interest income	5,565,903	3,519,049	1,558,577
Provision for loan losses	613,072	791,862	432,804

Net interest income after provision for loan losses	4,952,831	2,727,187	1,125,773

Other income:
Service charges on deposit accounts	337,924	251,322	73,853
Mortgage origination fees	177,507	150,522	44,435
Gains on sales of securities	3,601	—	—
Other	18,403	33,024	12,999

Total other income	537,435	434,868	131,287

Other expenses:
Salaries and employee benefits	2,039,086	1,737,747	997,327
Occupancy and equipment	401,341	275,154	227,495
Other	1,139,751	818,817	549,901

Total other expenses	3,580,178	2,831,718	1,774,723

Net earnings (loss) before income taxes	1,910,088	330,337	(517,663)
Income tax (expense) benefit	(687,364)	291,396	—

Net earnings (loss)	$1,222,724	621,733	(517,663)

Net earnings (loss) per common share:
Basic earnings (loss) per common share	$1.30	0.72	(0.60)

Diluted earnings (loss) per common share	$1.25	0.72	(0.60)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net earnings (loss)	$1,222,724	621,733	(517,663)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale arising during period	138,012	14,103	135,348
Reclassification adjustment for (gains) losses on investment securities available for sale	(3,601)	—	—

Total other comprehensive income (loss) before tax	134,411	14,103	135,348

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during period	(46,924)	(4,795)	(46,018)
Reclassification adjustment for gains (losses) on investment securities available for sale	1,224	—	—

Total income taxes related to other comprehensive income (loss)	(45,700)	(4,795)	(46,018)

Total other comprehensive income (loss), net of tax	88,711	9,308	89,330

Total comprehensive income	$1,311,435	631,041	(428,333)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2002, 2001 and 2000

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	Income	Total

Balance, December 31, 1999	$4,337,800	4,318,089	(510,902)	953	8,145,940
Unrealized gains on securities available for sale, net of tax	—	—	—	89,330	89,330
Net loss	—	—	(517,663)	—	(517,663)

Balance, December 31, 2000	4,337,800	4,318,089	(1,028,565)	90,283	7,717,607
Unrealized gains on securities available for sale, net of tax	—	—	—	9,308	9,308
Net earnings	—	—	621,733	—	621,733

Balance, December 31, 2001	4,337,800	4,318,089	(406,832)	99,591	8,348,648
Proceeds from the sales of common stock, net of issuance costs of $122,552	1,666,670	3,210,788	—	—	4,877,458
Unrealized gains on securities available for sale, net of tax	—	—	—	88,711	88,711
Net earnings	—	—	1,222,724	—	1,222,724

Balance, December 31, 2002	$6,004,470	7,528,877	815,892	188,302	14,537,541

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$1,222,724	621,733	(517,663)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and accretion	192,251	138,649	80,004
Deferred income tax benefit	(119,600)	(433,200)	—
Provision for loan losses	613,072	791,862	432,804
Gain on sales of securities	(3,601)
Change in:
Accrued interest receivable and other assets	(226,057)	(165,070)	(448,280)
Accrued interest payable and other liabilities	199,278	16,674	200,183

Net cash provided (used) by operating activities	1,878,067	970,648	(252,952)

Cash flows from investing activities:
Net change in deposits with other banks	199,000	1,900,000	(2,099,000)
Purchases of investment securities	(15,221,829)	(18,459,565)	(18,075,675)
Proceeds from sales, calls, paydowns and maturities of investment securities	11,888,776	19,590,614	3,623,967
Net change in loans	(31,584,949)	(64,338,395)	(28,770,389)
Purchases of premises and equipment	(218,315)	(3,875,046)	(1,885,438)

Net cash used by investing activities	(34,937,317)	(65,182,392)	(47,206,535)

Cash flows from financing activities:
Proceeds from note payable	2,500,000	—	—
Repayment of note payable	(2,500,000)	—	—
Net change in federal funds purchased	(1,149,000)	1,149,000	—
Net change in retail repurchase agreements	660,017	—	—
Net change in deposits	39,277,585	58,550,748	46,731,915
Proceeds from issuance of common stock, net of offering costs	4,877,458	—	—

Net cash provided by financing activities	43,666,060	59,699,748	46,731,915

Net change in cash and cash equivalents	10,606,810	(4,511,996)	(727,572)
Cash and cash equivalents at beginning of period	3,374,223	7,886,219	8,613,791

Cash and cash equivalents at end of period	$13,981,033	3,374,223	7,886,219

Supplemental disclosures of cash flow information and noncash investing activities:
Cash paid for interest	$4,146,284	3,999,164	1,529,759
Cash paid for taxes	$743,000	133,000	—
Change in unrealized loss on securities available for sale, net of tax	$88,711	9,308	(89,330)

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On January 14, 1999, a joint application to organize a bank and obtain deposit insurance was filed with the Georgia Department of Banking and Finance (“DBF”) and the Federal Deposit Insurance Corporation (“FDIC”). Approvals were received from the DBF and the FDIC by October 18, 1999. Transactions of the organizational entity from inception (January 14, 1999) to the date the Bank opened to the public (October 18, 1999) are reflected in the accompanying financial statements and relate primarily to expenditures for incorporating and organizing the Bank, including raising capital and securing banking facilities. Operations during the organizational stage were funded by a combination of organizer advances, as well as a note and line of credit borrowings from a bank. All bank borrowings during the organizational stage and organizers advances were repaid with proceeds from the sale of the Bank’s common stock.

On March 29, 2002, the Bank completed the formation of a one-bank holding company and a plan to exchange all bank stock shares for shares of the holding company. Subsequent to the reorganization, all of the shares of the Bank were owned by the Company.

The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, money transfers and a variety of other banking services. The Bank has one banking office in Duluth (Gwinnett County), Georgia, and conducts its banking activities primarily in Gwinnett and surrounding counties.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Gwinnett Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles (“GAAP”) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Investment Securities

The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2002 and 2001, all securities were classified as available for sale.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Investment Securities, continued

Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders’ equity. The unrealized holding gains or losses included in the separate component of stockholders’ equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Other Investments

Other investments include equity securities of Community Financial Services, Inc. (The Bankers Bank), which has no readily determined fair value. These investments are carried at cost.

Loans, Loan Fees and Interest Income on Loans

Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal.

Loan fees, net of certain origination costs, are deferred and amortized over the lives of the respective loans.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount, which in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in nine different categories. Grades five through nine are assigned allocations of loss based on management’s estimate of potential loss, which is generally based on discounted, collateral deficiencies or loss percentages by grade used by the federal bank regulators. Loans graded one through four are stratified by type and allocated loss ranges based on peer group loss experience, regulatory guidelines and the Bank’s loss history. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Allowance for Loan Losses, continued

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such regulators may require additions to the allowance based on their judgments of information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to income as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are:

Buildings	40 years
Equipment and furniture	3 - 10 years

Organizational Expenses

Start up costs and expenses associated with organizing the Company and the Bank such as regulatory application fees, legal and professional fees, and pre-opening salaries have been expensed in accordance with Statement of Position (SOP) 98-5 issued by the American Institute of Certified Public Accountants.

Securities Sold Under Retail Repurchase Agreements

Securities sold under retail repurchase agreements are secured borrowings from customers and are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

Income Taxes

The Company uses the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Statement of Cash Flows

For purposes of reporting cash flows, the Company includes cash and due from banks and federal funds sold.

44

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share includes the effects of potential common shares outstanding during the period. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings (loss) per share and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 as follows:

		Average
	Net	Shares	Per Share
	Earnings	Outstanding	Amount

For the year ended December 31, 2002:
Net earnings – basic	$1,222,724	938,947	$1.30

Effect of dilutive stock warrants	—	42,500

Net earnings – diluted	$1,222,724	981,447	$1.25

For the year ended December 31, 2001:
Net earnings – basic	$621,733	867,560	$0.72

Effect of dilutive stock warrants	—	—

Net earnings – diluted	$621,733	867,560	$0.72

For the year ended December 31, 2000:
Net earnings (loss) – basic	$(517,663)	867,560	$(0.60)

Effect of dilutive stock warrants	—	—

Net earnings (loss) – diluted	$(517,663)	867,560	$(0.60)

(2)	INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2002 and 2001 are as follows:

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$9,182,063	141,147	3,799	9,319,411
Mortgage backed securities	6,495,138	108,000	331	6,602,807
Municipal securities	3,030,742	13,947	8,641	3,036,048
Corporate securities	1,507,500	35,286	—	1,542,786
Trust preferred securities	500,000	—	—	500,000

	$20,715,443	298,380	12,771	21,001,052

	December 31, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$11,049,115	182,558	34,196	11,197,477
Mortgage backed securities	5,241,863	32,484	18,599	5,255,748
Corporate securities	508,928	—	3,928	505,000
Trust preferred securities	500,000	—	—	500,000

	$17,299,906	215,042	56,723	17,458,225

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(2)	INVESTMENT SECURITIES, continued

The amortized cost and estimated fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Within 1 year	$—	—
1 to 5 years	—	—
5 to 10 years	10,200,762	10,360,945
More than 10 years	4,019,543	4,037,300
Mortgage backed securities	6,495,138	6,602,807

	$20,715,443	21,001,052

Proceeds from sales of investment securities in 2002 totaled $995,000 and resulted in gross gains of $2,593. Gains from securities called totaled $1,008. There were no sales of securities available for sale during 2001 or 2000.

Securities with a carrying value of approximately $6,028,000 and $3,280,000 at December 31, 2002 and 2001, respectively were pledged to secure public deposits and for other purposes.

At December 31, 2002 and 2001, the Bank had no outstanding derivative financial instruments such as swaps, options, futures, or forward contracts.

(3)	LOANS

Major classifications of loans at December 31, 2002 and 2001, are summarized as follows:

	2002	2001

Commercial	$32,656,514	20,851,464
Real estate	84,000,838	68,244,030
Consumer	11,796,037	7,852,384

	128,453,389	96,947,878
Less: Allowance for loan losses	1,598,956	1,132,130
Unearned loan fees	251,385	184,577

Net loans	$126,603,048	95,631,171

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Gwinnett County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

An analysis of the activity in the allowance for loan losses is presented below:

	2002	2001	2000

Balance at beginning of year	$1,132,130	489,444	56,640
Provision for loan losses	613,072	791,862	432,804
Loans charged off	(149,131)	(150,686)	—
Recoveries on loans charged off	2,885	1,510	—

	$1,598,956	1,132,130	489,444

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(4)	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2002 and 2001, are summarized as follows:

	2002	2001

Land	$1,369,959	1,369,959
Building	3,874,150	3,777,703
Equipment and furniture	1,126,498	1,004,385

	6,370,607	6,152,047
Less: Accumulated depreciation and amortization	562,473	291,094

	$5,808,134	5,860,953

Depreciation expense and leasehold amortization was approximately $278,500, $141,600 and $125,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(5)	DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $44,339,500 and $34,340,000 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of time deposits are as follows:

2003	$59,821,014
2004	16,551,625
2005	14,980,361
2006	952,856
2007 and thereafter	6,522,966

$98,828,822

The Bank had brokered time deposits at December 31, 2002, of $6,000,000.

(6)	INCOME TAXES

The Bank had no income tax expense or benefit for the period ended December 31, 2000, as net operating losses were incurred and financial statement deferred tax benefits remained unrecorded as their realization was heavily dependent on future taxable income. In 2001, the Bank reversed the deferred tax valuation allowance of $407,800 because it became more likely than not that future taxable income will be sufficient to realize the tax benefits for deductible temporary differences including loss carry forwards.

The components of income tax expense (benefit) for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Current	$806,964	270,004
Deferred	(108,800)	(25,400)
Utilization of net operating loss	(10,800)	(128,200)
Change in valuation allowance	—	(407,800)

	$687,364	(291,396)

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(6)	INCOME TAXES, continued

The difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2002 and 2001, are as follows:

	2002	2001

Pretax income at statutory rate	$649,400	112,300
Add:
Tax exempt income	(15,800)	—
Change in valuation allowance	—	(407,800)
Other, primarily state income taxes	53,764	4,104

	$687,364	(291,396)

The following summarizes the sources and expected tax consequences of future taxable deductions (income), which comprise the net deferred taxes at December 31, 2002 and 2001.

	2002	2001

Deferred income tax assets:
Allowance for loan losses	$546,700	383,300
Organizational and preopening costs	46,800	51,600
Operating loss carryforwards	—	10,800
Premises and equipment	—	—
Other	2,100	5,300

Total gross deferred income tax assets	595,600	451,000
Less valuation allowance	—	—

Net deferred income tax asset	595,600	451,000

Deferred income tax liabilities:
Net unrealized gain on investment securities	(97,100)	(58,700)
Premises and equipment	(42,800)	(17,800)

Total gross deferred income tax liabilities	(139,900)	(76,500)

Net deferred income tax benefit (liability)	$455,700	374,500

(7)	EMPLOYEE BENEFIT PLAN

Beginning in 2000, the Bank adopted a defined contribution plan, intended to comply with the requirements of section 401(k) of the Internal Revenue Code, covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are made each payroll period and are approved annually by the Board of Directors. The Bank matched each participant’s contributions up to 3% of the participant’s eligible compensation, which amounted to $45,900, $37,500 and $22,000 in 2002, 2001 and 2000, respectively.

(8)	STOCKHOLDERS’ EQUITY

Beginning August 12, 2002, the Company offered for sale at $15 per share up to 666,667 shares of its $5 par value common stock. The offering expired on December 31, 2002, resulting in the sale of 333,334 shares and $4,877,458 in proceeds, net of certain issuance costs of $122,552. The proceeds of the offering were first used to repay borrowings under a line of credit facility and $1,400,000 of the remaining proceeds were contributed to the Bank to provide necessary capital for future growth.

In consideration of their efforts in organizing the Bank and their commitment to serve as its initial directors, the organizers received warrants entitling each of them, for each share purchased by the organizer (or his/her affiliates or immediate family) in the offering, to purchase at any time before October 18, 2009, an additional share of common stock at the offering price of $10. Rights to purchase 212,500 shares were granted to the organizers. Organizers may not sell or otherwise transfer the warrants without the prior written consent of the Bank.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(8)	STOCKHOLDERS’ EQUITY, continued

The warrants were not immediately exercisable. The right to exercise the warrants vested with respect to one-third (1/3) of the warrant shares on October 18, 2000, October 18, 2001 and October 18, 2002. All warrants were fully vested at December 31, 2002. The Bank has the right, upon notice from its regulators that the Bank is capital deficient, to require each organizer to exercise or forfeit all of his/her warrants within twenty-one days of the Bank’s call for the exercise of the warrants.

(9)	DIVIDEND RESTRICTIONS

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2003 without prior approval is approximately $651,000.

(10)	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 2002, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

Actual capital amounts and ratios are also presented in the table (amounts presented in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2002 (Consolidated and Bank only):
Total Capital (to Risk Weighted Assets) Consolidated	$15,949	11.11%	$11,463	>8.0%	$	N/A	N/A
Bank only	$14,750	10.29%	$11,463	>8.0%		$14,329	>10.0%

Tier I Capital (to Risk Weighted Assets) Consolidated	$14,350	10.00%	$5,732	>4.0%	$	N/A	N/A
Bank only	$13,151	9.18%	$5,732	>4.0%		$8,597	>6.0%
Tier I Capital (to Average Assets) Consolidated	$14,350	8.78%	$6,538	>4.0%	$	N/A	N/A
Bank only	$13,151	8.05%	$6,538	>4.0%		$8,713	>5.0%

As of December 31, 2001 (Bank only):
Total Capital (to Risk Weighted Assets)	$9,381	8.5%	$8,853	>8.0%		$11,067	>10.0%

Tier I Capital (to Risk Weighted Assets)	$8,249	7.5%	$4,427	>4.0%		$6,640	>6.0%

Tier I Capital (to Average Assets)	$8,249	6.9%	$4,800	>4.0%		$6,000	>5.0%

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(11)	MISCELLANEOUS OPERATING EXPENSES

Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

	2002	2001	2000

Stationary and supplies	$61,755	65,938	51,375
Legal and professional fees	$171,580	66,378	67,361
Data processing fees	$251,065	169,324	131,559
Advertising and public relations	$106,796	57,979	54,101

(12)	RELATED PARTY TRANSACTIONS

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2002:

Beginning balance	$1,736,721
Loans advanced	3,187,331
Repayments	(1,846,237)

Ending balance	$3,077,815

The aggregate amount of deposits of directors and executive officers and their affiliates amounted to approximately $3,245,000 and $3,406,000 at December 31, 2002 and 2001, respectively.

(13)	COMMITMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments could include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	Approximate
	Contract Amount

	2002	2001

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$23,450,000	20,572,000
Standby letters of credit	$292,900	466,000

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(13)	COMMITMENTS, continued

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank has obtained lines of credit available with correspondent banks to purchase federal funds. At December 31, 2002, unused lines of credit totaled $4,000,000.

(14)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The assumptions used in the estimation of the fair value of the Bank’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Bank, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination or issuance.

Cash and Cash Equivalents

For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Interest-bearing Deposits with Other Banks

The carrying value of interest-bearing deposits with other banks is a reasonable estimate of fair value.

Investment Securities Available for Sale

Fair values for investment securities are based on quoted market prices.

Other Investments

The carrying value of other investments approximates fair value.

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Deposits

The fair value of demand deposits, savings accounts, NOW accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are made using variable rates, and have short maturities, the carrying value and the fair value are immaterial.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(14)	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include, deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amount and estimated fair values of the Bank’s financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$13,981,033	13,981,033	3,374,223	3,374,223
Interest-bearing deposits with other
banks	—	—	199,000	199,000
Investment securities	$21,001,052	21,001,052	17,458,225	17,458,225
Other investments	$100,034	100,034	100,034	100,034
Loans	$126,603,048	131,110,356	95,631,171	96,603,000
Liabilities:
Federal Funds purchased and retail repurchase agreements	$660,017	660,017	1,149,000	1,149,000
Deposits	$153,348,734	155,486,034	114,071,149	115,763,091

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(15)	CONDENSED FINANCIAL INFORMATION OF COMMUNITY FINANCIAL HOLDING COMPANY, INC.

Balance Sheet
December 31, 2002
Assets
Cash	$1,155,359
Investment in subsidiary	13,338,572
Income taxes receivable	43,610

$14,537,541

Liabilities and Stockholders’ Equity
Stockholders’ equity	$14,537,541

Statement of Earnings
For the Year Ended December 31, 2002
Equity in undistributed earnings of bank subsidiary	$1,301,213
Other operating expenses	(124,586)

Earnings before income taxes	1,176,627
Income tax benefit	46,097

Net earnings	$1,222,724

Statement of Cash Flows
For the Year Ended December 31, 2002
Cash flows from operating activities:
Net earnings	$1,222,724
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Equity in undistributed earnings of bank subsidiary	(1,301,213)
Change in other assets and liabilities, net	(43,610)

Net cash provided (used) by operating activities	(122,099)

Cash flows from investing activities consisting of contributions to subsidiary	(3,600,000)

Cash flows from financing activities:
Proceeds from note payable	2,500,000
Repayment of note payable	(2,500,000)
Proceeds from issuance of common stock, net of offering costs	4,877,458

4,877,458

Net change in cash	1,155,359
Cash and cash equivalents at beginning of the period	—

Cash and cash equivalents at end of the period	$1,155,359

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table provides biographical information for each of our directors and executive officers. All of our executive officers are chosen by our Board and serve at the Board’s discretion. Except as otherwise indicated, each individual has been or was engaged in his or her present or last principal occupation, in the same or a similar position, for more than five years. There are no family relationships among any of our directors or executive officers.

	Director/ Executive	Director/ Executive
	Officer of	Officer of Gwinnett	Position with Community Financial Holding
	Community Financial	Community Bank	Company, Inc. and/or Gwinnett Community Bank and
Name (Age)	Since	Since	Principal Occupation

Directors:

Frank W. Bell, Jr. (55)	3/28/02	10/18/99	Director of Community Financial and Gwinnett Community Bank; Business Owner, Nurseryman, and Horticulturist.

James B. Braden (42)	3/28/02	10/18/99	Director of Community Financial and Gwinnett Community Bank; Real Estate Developer.

J. Terry Gordon (59)	3/28/02	10/18/99	Director of Community Financial and Gwinnett Community Bank; Certified Public Accountant.

Thomas J. Martin (58)	3/28/02	10/18/99	Chairman of the Board, Chief Executive Officer and President of Community Financial and Gwinnett Community Bank.

Miles H. Mason, III, M.D. (55)	3/28/02	10/18/99	Director of Community Financial and Gwinnett Community Bank; Physician.

Don F. Phillips, Jr. (43)	3/28/02	10/18/99	Director of Community Financial and Gwinnett Community Bank; Business Owner.

Dan Reeves (58)	3/28/02	10/18/99	Director of Community Financial and Gwinnett Community Bank; Head Coach of the Atlanta Falcons Professional Football Team.

Franklin M. Rinker (57)	3/28/02	10/18/99	Director of Community Financial and Gwinnett Community Bank; Hospital Administrator.

Executive Officers:

Thomas J. Martin (58)	3/28/02	10/18/99	Chairman of the Board, Chief Executive Officer and President of Community Financial and Gwinnett Community Bank.

Ann K. Marshall (44)	3/28/02	10/18/99	Chief Financial Officer and Secretary of Community Financial and Chief Financial Officer, Chief Operating Officer and Secretary of Gwinnett Community Bank.

Donald W. Tew (52)		12/30/02	Senior Lending Officer of Gwinnett Community Bank.

     None of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Biographical Information

     Frank W. Bell, Jr. is the owner of Woody’s Nursery and is a nurseryman and horticulturist. He is a graduate of The University of Georgia in Athens, Georgia.

     James B. Braden is the owner and President of Burnett Holding Company, Inc., a real estate development company. He is a graduate of The University of Georgia in Athens, Georgia.

     J. Terry Gordon is a Certified Public Accountant and the owner and President of J. Terry Gordon & Co., CPA. He is a graduate of Georgia Southern University in Statesboro, Georgia.

     Thomas J. Martin is the Chairman of the Board, Chief Executive Officer and President of Community Financial and Gwinnett Community Bank. Prior to joining Gwinnett Community Bank, he was Chairman of the Board and Chief Executive Officer of Citizens Gwinnett Bankshares, Inc. and Citizens Bank of Gwinnett, later known as Premier Bank. He attended Georgia State University and DeKalb College and is a graduate of the Graduate School of Banking at Louisiana State University in Baton Rouge, Louisiana.

     Miles H. Mason, III, M.D. is sole practitioner in General Surgery and is also President of the Medical Staff of Gwinnett Health System. He is a graduate of Emory University in Atlanta, Georgia and the Medical College of Georgia in Augusta, Georgia.

     Don F. Phillips, Jr. is the owner and President of Atlanta Flooring Design Center. He is a graduate of Troy State University in Troy, Alabama.

     Dan Reeves is the head coach for the Atlanta Falcons, a professional football team. He attended the University of South Carolina in Columbia, South Carolina.

     Franklin M. Rinker is a hospital administrator and serves as President and Chief Executive Officer of Gwinnett Health System. He is a graduate of Emory University in Atlanta, Georgia and Queens College in Charlotte, North Carolina.

     Ann K. Marshall is Secretary of Community Financial and Chief Financial Officer, Chief Operating Officer and Secretary of Gwinnett Community Bank. Prior to joining Gwinnett Community Bank, she was a Vice President at Citizens Bank of Gwinnett, later known as Premier Bank. She is a graduate of Troy State University in Troy, Alabama.

     Donald W. Tew is the Senior Lending Officer of Gwinnett Community Bank. Prior to joining Gwinnett Community Bank, he held the position of Vice President with SunTrust Bank. He is a graduate of Georgia College, Milledgeville, Georgia.

Meetings and Committees of the Board of Directors

     Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2002, the Board of Directors held 10 regular meetings. No director attended fewer than 75% of the total meetings of the Board of Directors either in person or via teleconference during 2002.

     The Board of Directors of Gwinnett Community Bank conducts its business through meetings and through the activities of its committees. During the fiscal year ended December 31, 2002, the Board of Directors of Gwinnett Community Bank held 12 regular meetings. No director attended fewer than 75% of the total meetings of the Board of Directors of Gwinnett Community Bank either in person or via teleconference during 2002.

     The Executive Compensation Committee consists of Messrs. Franklin M. Rinker (Chairman), Don F. Phillips, Jr., and Miles H. Mason, III, M.D. and determines executive compensation. The Executive Compensation Committee met once during 2002.

     The Board of Directors has established an Audit Committee and adopted a written charter setting out the duties and functions of the audit committee.

Item 10. Executive Compensation.

Executive Officer Compensation

The table below sets forth the total compensation paid to our Chief Executive Officer and the other executive officer receiving total compensation in excess of $100,000 during any year (the “Named Executive Officers”) for each of our last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name of Individual
& Principal Position	Year	Salary	Bonus	Other Compensation (a)

Thomas J. Martin	2002	$150,000	$20,000	$31,853
Chief Executive Officer and President	2001	$150,000	—	$17,233
	2000	$150,000	—	$11,742

Name of Individual
& Principal Position	Year	Salary	Bonus	Other Compensation (a)

Ann K. Marshall	2002	$110,000	$5,000	$7,913
Chief Financial Officer and Secretary	2001	$90,000	$5,000	$6,518
	2000	$80,000	—	$6,039

(a)	Includes contributions made to a 401(k) plan, insurance premiums paid on behalf of such officer, and the use of a company automobile, where applicable.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     All compensation decisions made during fiscal 2002 were made exclusively by the Compensation Committee. The Compensation Committee considered the recommendations made by the various supervisors of the officers and executive officers whose compensation was being considered.

     The members of the Compensation Committee during fiscal 2002 were Messrs. Franklin M. Rinker, Miles H. Mason, III, M.D., Don F. Phillips, Jr., and Thomas J. Martin, none of whom were officers or employees of Gwinnett Community Bank during fiscal 2002 or any prior year, with the exception of Mr. Martin, who was Gwinnett Community Bank’s Chief Executive Officer and President. Mr. Martin was not present for discussion and voting on matters affecting his compensation.

Benefits Plans

     In 2000, Gwinnett Community Bank adopted a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are made each payroll period and are approved annually by the Board of Directors of Gwinnett Community Bank. Gwinnett Community Bank matched each participant’s contributions up to three percent (3%) of the participant’s eligible compensation, which amounted to $45,900, $37,500 and $22,000 in 2002, 2001 and 2000, respectively.

Director Compensation

     The directors currently receive compensation in the form of $500 for each meeting of the board attended, with two absences permitted annually. The directors received the first director’s fee in December 2002.

Employment Agreements

     We have no employment agreements with any of our executive officers or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table lists, as of December 31, 2002, the number of shares of common stock beneficially owned by (a) each of our directors, (b) each of our executive officers, (c) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock, and (d) all current executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

     The percentages prior to the offering are calculated based on 1,200,894 shares issued and outstanding on December 31, 2002, plus, in the case of a person who has the right to acquire additional shares within 60 days, any new shares which would be issued to effect such acquisition.

Name of Beneficial Owner	Shares Beneficially Owned

	Number of Shares	Percentage of Class

Executive Officers and Directors:
Frank W. Bell, Jr. (1)	27,667	2.3%
James B. Braden (2)	73,334	6.1%
J. Terry Gordon (3)	26,667	2.2%
Thomas J. Martin (4)	130,000	10.3%
Miles H. Mason, III, M.D. (5)	66,667	5.4%
Don F. Phillips, Jr. (6)	32,307	2.7%
Dan Reeves (7)	76,000	6.2%
Franklin M. Rinker (8)	66,667	5.4%
Ann K. Marshall	10,167	*
All Executive Officers and Directors as Group (10 persons) (9):	509,476	36.0%

     •     Represents less than one percent.

(1)	Includes 10,000 shares of common stock subject to acquisition within 60 days under warrants that were granted in connection with the organization of Gwinnett Community Bank and are currently exercisable.

(2)	Includes 30,000 shares of common stock subject to acquisition within 60 days under warrants that were granted in connection with the organization of Gwinnett Community Bank and are currently exercisable.

(3)	Includes 10,000 shares of common stock subject to acquisition within 60 days under warrants that were granted in connection with the organization of Gwinnett Community Bank and are currently exercisable.

(4)	Includes 60,000 shares of common stock subject to acquisition within 60 days under warrants that were granted in connection with the organization of Gwinnett Community Bank and are currently exercisable.

(5)	Includes 30,000 shares of common stock subject to acquisition within 60 days under warrants that were granted in connection with the organization of Gwinnett Community Bank and are currently exercisable.

(6)	Includes 12,500 shares of common stock subject to acquisition within 60 days under warrants that were granted in connection with the organization of Gwinnett Community Bank and are currently exercisable.

(7)	Includes 30,000 shares of common stock subject to acquisition within 60 days under warrants that were granted in connection with the organization of Gwinnett Community Bank and are currently exercisable.

(8)	Includes 30,000 shares of common stock subject to acquisition within 60 days under warrants that were granted in connection with the organization of Gwinnett Community Bank and are currently exercisable.

(9)	Includes 212,500 shares of common stock subject to acquisition within 60 days under warrants that were granted in connection with the organization of Gwinnett Community Bank and are currently exercisable.

     We know of no arrangements, including any pledge by any person of securities issued by us, the operation of which may at a subsequent date result in a change of control.

Item 12. Certain Relationships and Related Transactions.

     Gwinnett Community Bank, our subsidiary, has had banking transactions in the ordinary course of its business with its and our directors and officers, including companies in which they have a beneficial interest. Banking transactions that are extensions of credit are made on substantially the same terms as those prevailing at the time for comparable loans in comparable transactions with other customers. Such extensions of credit have not, and do not currently, involve more than the normal risk of collectibility or present other unfavorable features and comply with Gwinnett Community Bank’s lending policies and statutory lending limits.

     We do not intend to enter into any transactions in the future with or involving any of our officers or directors or any members of their immediate family on terms that would be less favorable than those that would be available from unaffiliated their parties in arm’s-length transactions.

     In 1999, Gwinnett Community Bank entered into a lease agreement with a partnership controlled by our Chairman of the Board for a temporary banking facility. The lease agreement extended to December 31, 2000, and reverted to a month-to-month lease in 2001, with monthly payments of $4,400. This lease terminated on July 31, 2001.

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

3.1	Articles of Incorporation of Community Financial (incorporated by reference to Exhibit 3.1 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).
3.2	Bylaws of Community Financial (incorporated by reference to Exhibit 3.2 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).
4.1	See exhibits 3.1 and 3.2 for provisions of Community Financial’s Articles of Incorporation and Bylaws defining the rights of shareholders.
4.2	Specimen certificate representing shares of Community Financial’s common stock (incorporated by reference to Exhibit 4.2 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).
10.1	Agreement between Fiserv Solutions, Inc. and Gwinnett Community Bank dated June 8, 1999 (incorporated by reference to Exhibit 10.1 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).
10.2	Form of Organizer Warrant (incorporated by reference to Exhibit 10.1 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     None.

Item 14. Controls and Procedures.

     As of a date (the “Evaluation Date”) within the 90-day period prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 15d-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

     We also maintain a system of internal accounting controls that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. Since the Evaluation Date, there have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL HOLDING COMPANY, INC.

Dated: March 24, 2003	By: /s/Thomas J. Martin Thomas J. Martin President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Martin Thomas J. Martin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2003

/s/ Ann K. Marshall Ann K. Marshall	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 24, 2003

/s/ Frank W. Bell, Jr. Frank W. Bell, Jr.	Director	March 24, 2003

/s/ James B Braden James B. Braden	Director	March 24, 2003

/s/ J. Terry Gordon J. Terry Gordon	Director	March 24, 2003

/s/ Miles H. Mason, III Miles H. Mason, III, M.D.	Director	March 24, 2003

/s/ Don F. Phillips, Jr. Don F. Phillips, Jr.	Director	March 24, 2003

/s/ Dan Reeves Dan Reeves	Director	March 24, 2003

/s/ Franklin M. Rinker Franklin M. Rinker	Director	March 24, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

     The Registrant has not sent an annual report or proxy material to it security holders. The Registrant intends to furnish an annual report and proxy material to it security holders after the date of this report, and will furnish copies of such material to the Commission when it is sent to security holders.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, the Chief Executive Officer of Community Financial Holding Company, Inc. (the “registrant”), certify that:

     1.     I have reviewed this annual report on Form 10-KSB of the registrant;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the “Evaluation Date”);

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 24th day of March, 2003.

/s/ Thomas J. Martin Thomas J. Martin, Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, the Chief Financial Officer of Community Financial Holding Company, Inc. (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-KSB of the registrant;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)	evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the “Evaluation Date”);

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 24th day of March, 2003.

/s/ Ann K. Marshall

Ann K. Marshall, Chief Financial Officer (Principal Accounting Officer)