Form 10QSB
period 2003-03-31
COMMUNITY FINANCIAL HOLDING CO INC
filed 2003-05-12
CIK 1174786

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

[   ]   Transition report under Section 13 or 15 (d) of the Exchange Act
For the transition period from _________ to _________

Commission file number: 333-89972

Community Financial Holding Company, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Georgia	04-3641019

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2775 Buford Highway
Duluth, Georgia 30096
(Address of Principal Executive Offices)

770-476-2775
(Issuer’s Telephone Number, Including Area Code)

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,894 shares of common stock, par value $5 per share, outstanding as of May 5, 2003.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No  ☒

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2003
(Unaudited)

Assets
Cash and due from banks	$9,990,753
Federal funds sold	13,632,448

Cash and cash equivalents	23,623,201
Investment securities available for sale	20,846,249
Other investments	100,034
Loans	130,692,141
Less: Unearned income	233,915
Allowance for loan losses	1,661,622

128,796,604
Loans, net Premises and equipment, net	5,800,522
Other assets	1,426,768

Total Assets	$180,593,378

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$16,996,574
Interest-bearing	147,218,900

Total deposits	164,215,474
Retail repurchase agreements	900,070
Accrued interest payable and other liabilities	463,577

Total liabilities	165,579,121

Common stock, $5 par value; 10,000,000 shares authorized; 1,200,894 shares issued and outstanding	6,004,470
Additional paid-in capital	7,528,877
Retained earnings	1,218,213
Accumulated other comprehensive income	262,697

Total stockholders’ equity	15,014,257

Total liabilities and stockholders’ equity	$180,593,378

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Interest income:
Interest and fees on loans	$2,327,971	1,967,706
Interest on taxable investment securities	175,999	233,556
Interest on non-taxable investment securities	39,032	—
Interest on federal funds sold	33,343	20,716
Other	32,485	13,563

Total interest income	2,608,830	2,235,541
Interest expense — Deposits and repurchase agreements	1,061,373	1,073,007

Net interest income	1,547,457	1,162,534
Provision for loan losses	104,000	55,568

Net interest income after provision for loan losses	1,443,457	1,106,966

Other operating income:
Service charges and fee income	96,009	72,269
Mortgage origination	61,474	52,152
Securities gains	—	2,593
Other	15,151	9,912

Total other income	172,634	136,926

Other operating expense:
Salaries and employee benefits	591,775	523,355
Occupancy and equipment	91,879	95,183
Other operating expense	328,254	220,669

Total other operating expense	1,011,908	839,207

Earnings before income taxes	604,183	404,685
Income tax expense	201,861	158,705

Net earnings	$402,322	245,980

Net earnings per common share:
Basic earnings per common share	$.34	.28

Diluted earnings per common share	$.32	.28

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Net earnings	$402,322	245,980
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	112,720	(150,237)
Reclassification adjustment for gains on investment securities available for sale	—	2,593

Total other comprehensive income (loss), before tax	112,720	(147,644)

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(38,325)	51,081
Reclassification adjustment for gains on investment securities available for sale	—	(882)

Total income taxes related to other comprehensive income (loss)	(38,325)	50,199

Total other comprehensive income, net of tax	74,395	(97,445)

Comprehensive income	$476,717	148,535

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net earnings	$402,322	245,980
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	104,000	55,568
Depreciation, amortization and accretion, net	98,464	51,810
Gain on sale of investment securities	—	(2,593)
Change in other assets and other liabilities	18,677	(33,187)

Net cash provided by operating activities	623,463	317,578

Cash flows from investing activities:
Proceeds from sales, maturities, calls and paydowns of investment securities available for sale	5,169,431	2,109,577
Purchases of investment securities available for sale	(4,936,152)	(1,000,000)
Changes in interest bearing deposits in other banks	—	100,000
Net change in loans	(2,297,556)	(7,031,426)
Purchases of premises and equipment	(23,811)	(122,341)

Net cash provided by (used by) investing activities	(2,088,088)	(5,944,190)

Cash flows from financing activities:
Net change in deposits	10,866,740	14,302,612
Net change in securities sold under repurchase agreements and federal funds purchased	240,053	(1,041,600)

Net cash provided by financing activities	11,106,793	13,261,012

Net change in cash and cash equivalents	9,642,168	7,634,400
Cash and cash equivalents at beginning of period	13,981,033	3,374,223

Cash and cash equivalents at end of period	$23,623,201	11,008,623

Supplemental disclosures of cash flow information and noncash investing activities:
Cash paid for interest	$1,131,348	1,002,613

Cash paid for taxes	$258,004	35,000

Change in net unrealized gains (losses) on investment securities available for sale, net of tax	$74,395	(97,445)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The consolidated financial statements include the accounts of Community Financial Holding Company, Inc. (“Community Financial”) and its wholly-owned subsidiary, Gwinnett Community Bank (“Gwinnett Community Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Reclassifications of certain amounts in the 2002 consolidated financial statements have been made to conform with the financial statement presentation for 2003. The reclassifications have no effect on net earnings or shareholders’ equity as previously reported.

(2)	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months ended March 31, 2003 and 2002 are as follows:

		Average
	Net	Shares	Per Share
	Earnings	Outstanding	Amount

For the three months ended March 31, 2003:
Net earnings — basic	$402,322	1,200,894	$0.34

Effect of dilutive stock warrants	—	70,833

Net earnings — diluted	$402,322	1,271,727	$0.32

For the three months ended March 31, 2002:
Net earnings — basic	$245,980	867,560	$0.28

Effect of dilutive stock warrants	—	—

Net earnings — diluted	$245,980	867,560	$0.28

Item 2. Management’s Discussion and Analysis or Plan of Operation.

For the Three Months in the Periods Ended
March 31, 2003 and 2002

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. Although we believe the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where we operate); competition from other providers of the financial services we offer; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of our credit customers; all of which are difficult to predict and which may be beyond our control. We undertake no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at March 31, 2003 were $180.6 million, representing an $11.5 million, or 6.8%, increase from December 31, 2002. Deposits increased $10.8 million, or 7.0%, from December 31, 2002. Gross loans increased $2.2 million, or 1.7%. The allowance for loan losses at March 31, 2003 totaled $1.7 million, representing 1.27% of total loans compared to the December 31, 2002 total of $1.6 million representing 1.24% of total loans. Cash and cash equivalents increased $9.6 million from December 31, 2002.

Non-accrual loans as of March 31, 2003, totaled $736,000, an increase of $634,000 from December 31, 2002. This increase represents loans to two borrowers. One borrower, an equipment rental business whose account totaled $724,000, filed for bankruptcy. We are currently working with the court to obtain possession of the property and equipment which collateralizes the loan. Management does not believe an accurate estimate of potential losses on the $724,000 loan can be stated until a settlement with the bankruptcy court is reached. We have specifically allocated approximately $108,000 of the allowance for loan loss for this loan. Non-accrual loans as of December 31, 2002, totaled $102,000.

Our subsidiary bank, Gwinnett Community Bank, was most recently examined by the Georgia Department of Banking and Finance in June 2002. There were no recommendations by the regulatory authority that in our opinion will have material effects on our liquidity, capital resources or operations.

Results of Operations

For the three months ended March 31, 2003, we had net earnings of $402,322, or $.32 per diluted share, compared to $245,980, or $.28 per diluted share, for the same period in 2002.

Net interest income increased $385,000, or 33.1%, in the first three months of 2003 compared to the same period for 2002. Interest income for the first three months of 2003 was $2.6 million, representing an increase of $373,000, or 16.7%, over the same period in 2002. Interest expense for the first three months of 2003 decreased $12,000, or 1.08%, compared to the same period in 2002. Net interest margin for the three months ended March 31, 2003 and 2002 was 3.83%. The primary reason net interest income increased from 2002 to 2003 is due to the increased volume of loans.

The provision for loan losses for the first three months of 2003 increased $48,000 compared to the same period for 2002, primarily due to the increase in loans and to provide additional allowance for an increase in non-performing loans and a general decline in economic conditions. Net loan charge-offs for the three months ended March 31, 2003 were $41,633. There were no charge-offs for the same period in 2002. We believe that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there can be no assurance that this will be the case.

Other operating income increased for the three months ended March 31, 2003 by approximately $36,000, or 26.1%, compared to the same period in 2002, primarily due to an increase in service charges on deposit accounts associated with an increase in the number of accounts.

Other operating expenses for the three months of 2003 increased approximately $173,000, or 20.6%, compared to the first three months in 2002. The increase is attributable to salary expense for the addition of new employees and an increase in data processing costs due to the growth in the number of accounts.

Our effective income tax rate for the first three months of 2003 was approximately 33.4% compared to 39.2% for the three-months of 2002. The decrease is primarily attributable to tax-exempt income on investments in 2003.

Capital

The following tables present consolidated and bank only regulatory capital positions at March 31, 2003:

Risk-Based Capital Ratios	Consolidated	Bank Only

Tier 1 Capital, Actual	9.95%	9.14%
Tier 1 Capital minimum requirement	4.00%	4.00%

Excess	5.95%	5.14%

Total Capital, Actual	11.07%	10.26%
Total Capital minimum requirement	8.00%	8.00%

Excess	3.07%	2.26%

Leverage Ratio

Tier 1 Capital to adjusted total assets (“Leverage Ratio”)	8.58%	7.89%
Minimum leverage requirement	3.00%	3.00%

Excess	5.58%	4.89%

We believe that we have sufficient capital to support our operations for next 12 months, but there can be no assurance that this will be the case.

Item 3.   Controls and Procedures.

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

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Changes in Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K.

a) Exhibits. The following exhibits are filed with this report.

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Financial Holding Company, Inc.

Date: May 12, 2003	By:	/s/ Thomas J. Martin

Thomas J. Martin President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2003	By:	/s/ Ann K. Marshall

Ann K. Marshall Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

     I, the Chief Executive Officer of Community Financial Holding Company, Inc. (the “Company”), certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of the Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b) evaluated the effectiveness of the Company’s internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and.

     6.     The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated this 12th day of May 2003.

/s/ Thomas J. Martin Thomas J. Martin Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

     I, the Chief Financial Officer of Community Financial Holding Company, Inc. (the “Company”), certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of the Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition,

     results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b) evaluated the effectiveness of the Company’s internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and.

     6.     The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated this 12th day of May 2003.

/s/ Ann K. Marshall Ann K. Marshall Chief Financial Officer