Form 10QSB
period 2003-06-30
COMMUNITY FINANCIAL HOLDING CO INC
filed 2003-08-06
CIK 1174786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

☐    Transition report under Section 13 or 15 (d) of the Exchange Act
For the transition period from to

Commission file number: 333-89972

Community Financial Holding Company, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	04-3641019 (I.R.S. Employer Identification No.)

2775 Buford Highway
Duluth, Georgia 30096

(Address of Principal Executive Offices)

770-476-2775

(Issuer’s Telephone Number, Including Area Code)

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,894 shares of common stock, par value $5 per share outstanding as of July 30, 2003.

      Transitional Small Business Disclosure Format (check one): Yes    ☐   No   ☒

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Consolidated Balance Sheet
June 30, 2003
(Unaudited)

Assets
Cash and due from banks	$4,958,245
Federal funds sold	12,508,269

Cash and cash equivalents	17,466,514
Investment securities available for sale	27,040,647
Other investments	100,034
Loans	133,115,608
Less: Unearned income	244,071
Allowance for loan losses	1,624,361

Loans, net	131,247,176
Premises and equipment, net	5,728,769
Other assets	1,424,596

$183,007,736

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$17,551,135
Interest-bearing	148,652,363

Total deposits	166,203,498
Retail repurchase agreements	950,061
Accrued interest payable and other liabilities	304,766

Total liabilities	167,458,325

Stockholders equity:
Common stock, $5 par value; 10,000,000 shares authorized; 1,200,894 shares issued and outstanding	6,004,470
Additional paid-in capital	7,528,877
Retained earnings	1,567,635
Accumulated other comprehensive income	448,429

Total stockholders’ equity	15,549,411

$183,007,736

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months		Six Months
	Ended		Ended

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$2,347,701	2,107,736	4,681,524	4,075,439
Interest on taxable investment securities	168,727	244,523	351,271	478,497
Interest on non-taxable investment securities	54,984	2,002	87,471	2,002
Interest on deposits with other banks	—	705	—	3,099
Interest on federal funds sold	37,848	29,073	71,191	49,789
Other	46,712	14,460	79,197	28,023

Total interest income	2,655,972	2,398,499	5,270,654	4,636,849
Interest expense – Deposits and repurchase agreements	1,055,625	1,041,773	2,116,998	2,118,293

Net interest income	1,600,347	1,356,726	3,153,656	2,518,556
Provision for loan losses	147,000	136,504	251,000	192,073

Net interest income after provision for loan losses	1,453,347	1,220,222	2,902,656	2,326,483

Other operating income:
Service charges and fee income	94,652	83,879	193,505	166,931
Mortgage origination	57,995	33,823	119,469	85,975
Securities gains	—	—	—	2,593
Other	4,116	102	10,563	175

Total other income	156,763	117,804	323,537	255,674

Other operating expense:
Salaries and employee benefits	584,236	503,430	1,176,011	1,026,785
Occupancy and equipment	92,326	98,627	184,205	198,841
Other operating expense	391,032	247,937	719,278	463,576

Total other operating expense	1,067,594	849,994	2,079,494	1,689,202

Earnings before income taxes	542,516	488,032	1,146,699	892,955
Income tax expense	193,094	168,039	394,955	326,744

Net earnings	$349,422	319,993	751,744	566,211

Basic earnings per common share	$.29	.37	.63	.65

Diluted earnings per common share	$.27	.37	.59	.65

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Three Months and the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months		Six Months
	Ended		Ended

	2003	2002	2003	2002

Net earnings	$349,422	319,993	751,744	566,211
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	281,109	239,018	393,829	93,967
Reclassification adjustment for gains on investment securities available for sale	—	—	—	(2,593)

Total other comprehensive income (loss), before tax	281,109	239,018	393,829	91,374

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(95,377)	(81,266)	(133,702)	(31,949)
Reclassification adjustment for gains on investment securities available for sale	—	—	—	882

Total income taxes related to other comprehensive income (loss)	(95,377)	(81,266)	(133,702)	(31,067)

Total other comprehensive income, net of tax	185,732	157,752	260,127	60,307

Comprehensive income	$535,154	477,745	1,011,871	626,518

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$751,744	566,211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	251,000	192,073
Depreciation, amortization and accretion, net	201,632	79,215
Gain on sale of investment securities	—	(2,593)
Change in other assets and other liabilities	(200,543)	50,141

Net cash provided by operating activities	1,003,833	885,047

Cash flows from investing activities:
Proceeds from sales of investment securities	—	994,999
Proceeds from maturities, calls and paydowns of investment securities available for sale	10,890,108	4,082,301
Purchases of investment securities available for sale	(16,607,264)	(2,096,478)
Changes in interest bearing deposits in other banks	—	199,000
Net change in loans	(4,895,127)	(11,568,244)
Purchases of premises and equipment	(50,878)	(195,482)

Net cash provided by (used by) investing activities	(10,663,161)	(8,583,904)

Cash flows from financing activities:
Net change in deposits	12,854,764	16,500,548
Borrowings under note payable	—	2,500,000
Net change in securities sold under repurchase agreements and federal funds purchased	290,045	(1,149,000)

Net cash provided by financing activities	13,144,809	17,851,548

Net change in cash and cash equivalents	3,485,481	10,152,691
Cash and cash equivalents at beginning of period	13,981,033	3,374,223

Cash and cash equivalents at end of period	$17,466,514	13,526,914

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$2,118,427	2,015,451
Cash paid for income taxes	$557,000	310,000
Change in net unrealized gains (losses) on investment securities available for sale, net of tax	$260,127	60,307

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

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2)	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months and the six months ended June 30, 2003 and 2002 are as follows:

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount

For the three months ended June 30, 2003:
Net earnings – basic	$349,422	1,200,894	$.29
Effect of dilutive stock warrants	—	79,688	(.02)

Net earnings – diluted	$349,422	1,280,582	$.27

For the three months ended June 30, 2002:
Net earnings – basic	$319,993	867,560	$.37
Effect of dilutive stock warrants	—	—	—

Net earnings – diluted	$319,993	867,560	$.37

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount

For the six months ended June 30, 2003:
Net earnings – basic	$751,744	1,200,894	$.63
Effect of dilutive stock warrants	—	75,404	(.04)

Net earnings – diluted	$751,744	1,276,298	$.59

For the six months ended June 30, 2002:
Net earnings – basic	$566,211	867,560	$.65
Effect of dilutive stock warrants	—	—	—

Net earnings – diluted	$566,211	867,560	$.65

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)	Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses is presented below:

	For the three months ended		For the six months ended
	June 30		June 30

	2003	2002	2003	2002

Balance at beginning of period	$1,661,622	1,188,597	1,598,956	1,132,130
Provision for loan losses	147,000	136,504	251,000	192,073
Loans charged off	(184,600)	(17,781)	(226,234)	(17,781)
Recoveries on loans charged off	339	1,185	639	2,083

	$1,624,361	1,308,505	1,624,361	1,308,505

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Six Months in the Periods Ended
June 30, 2003 and 2002

Forward-Looking Statements

This discussion may contain forward-looking statements that involve risks and uncertainties. Although we believe the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where we operate); competition from other providers of the financial services we offer; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of our credit customers; all of which are difficult to predict and which may be beyond our control. We undertake no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at June 30, 2003, were $183 million representing a $13.9 million (8.25%) increase from December 31, 2002. Deposits increased $12.8 million (8.38%) from December 31, 2002. Gross loans increased $4.6 million (3.63%). The allowance for loan losses at June 30, 2003, totaled $1.6 million, representing 1.22% of total loans compared to the December 31, 2002, total of $1.6 million representing 1.24% of total loans. Cash and cash equivalents increased $3.5 million from December 31, 2002.

Non-accrual loans totaled $800,000 at June 30, 2003, an increase of $698,000 since December 31, 2002. One borrower, an equipment company, is responsible for $723,000 of the total balance of non-accrual loans. We are working with the court to obtain possession of the property and equipment collateralizing this loan. Management does not believe an accurate estimate of potential loss can be stated until settlement with the bankruptcy court is reached. Based on known information, it is believed that there will be some losses associated with the settlement so a specific reserve has been established. Currently $156,000 has been established for potential losses on this relationship. The remaining $77,000 in non-accrual loans is represented by five other borrowers. Specific allowances have been established on these accounts totaling $47,000. Management believes the allowance for loan losses is adequate to absorb losses on these accounts, but there can be no assurance that this will be the case.

Components of non-performing assets at June 30, 2003 and December 31, 2002, are as follows:

	June 30, 2003	December 31, 2002

Other real estate and repossessions	$48,500	—
Accruing loans 90 days or more past due	$7,955	—
Non-accrual loans	$799,772	102,000

Our subsidiary bank, Gwinnett Community Bank, was most recently examined by its primary regulatory authority in June 2002. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Results of Operations

For the six months ended June 30, 2002, we had net earnings of $752,000 or $.59 per diluted share, compared to $566,000 or $.65 per diluted share, for the same period in 2002. Net earnings for the three months ended June 30, 2003, increased by $29,429 or 9% compared to the same period in 2002. Net earnings this quarter versus last quarter were down $52,000 or 15%. This primary reason for the decrease in earnings was the additional $43,000 allocated to provision for loan loss due to the increase in problem loans.

Net interest income increased $635,100 (25.22%) in the first six months of 2003 compared to the same period for 2002. Interest income for the first six months of 2003 was $5.3 million, representing an increase of $634,000 (13.67%) over the same period in 2002. Interest expense for the first six months of 2003 decreased $1,300 (.06%) compared to the same period in 2002. Net interest margin on a tax equivalent basis for the six months ended June 30, 2003, was 3.85% versus

4.09% for the same period of 2002. The volume of net interest-bearing assets increased 72% from 2002 to 2003, which is the primary reason for the increase in net interest income.

The provision for loan losses for the six months of 2003 increased $59,000 compared to the same period for 2002, primarily due to an increase in past due and non-performing loans. Net loan charge-offs for the six months ended June 30, 2003, were $226,000, compared to $16,000 for the same period in 2002. The increase in charge-offs is primarily attributable to one charge-off of $161,000 on a loan to an auto repair enterprise. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there can be no assurance that this will be the case.

Other operating income increased for the six months ended June 30, 2003, by approximately $68,000 or 26.54%, compared to the same period in 2002, primarily due to an increase in service charges on the volume increase of 1,027 new deposit accounts and an increase in mortgage origination income of $33,494 due to a volume increase of approximately $2.5 million in the amount of mortgage loans closed.

Other operating expense for the six months of 2003 increased approximately $390,000 (or 23.11%) compared to the first six months of 2002. The increase in salaries of $149,000 was due to the hiring of the Bank’s Senior Lender and other merit increases. The increase in other operating expenses of $241,000 was primarily due to the following: business development costs increased $57,000 due to an increased business development initiative, professional fees including legal, audit and consulting increased by $98,000 as a result of the additional complexity of the business due to the formation of the holding company, charitable donations increased $17,000 primarily due to a contribution to Habitat for Humanity of $30,000 over a three year period, directors fees were implemented in December 2002 and through June 2003 totaled $24,000, State and County taxes increased by $19,000 due to valuation assessment changes in the Bank’s property from raw land to land and building, data processing costs increased $11,000 due to the increased volume of new loan and deposit accounts totaling 1,230 from June 2002 to June 2003, and other miscellaneous expenses increased a total of $15,000. It is anticipated that operating costs will increase commensurate with the continued growth of the company. Following is a table of the increases by category for the six months ended June 30, 2003, compared to the six months ended June 30, 2002:

	2003	2002	Increase

Business Development	$72,000	15,000	57,000
Legal Accounting & Consulting	127,000	29,000	98,000
Charitable Contributions	23,000	6,000	17,000
Directors Fees	24,000	—	24,000
State & County Taxes	53,000	34,000	19,000
Data Processing	126,000	115,000	11,000
Other Misc. Expenses	22,000	7,000	15,000

	$447,000	206,000	241,000

Our effective income tax rate for the first six months of 2003 was approximately 34% compared to 37% for the first six-months of 2002. The decrease is primarily attributable to tax-exempt income on investments in 2003.

Capital

The following tables present consolidated and bank only regulatory capital positions at June 30, 2003:

Risk-Based Capital Ratios	Consolidated	Bank Only

Tier 1 Tangible Capital, Actual	9.94%	9.17%
Tier 1 Tangible Capital minimum requirement	4.00%	4.00%

Excess	5.94%	5.17%

Total Capital, Actual	11.00%	10.24%
Total Capital minimum requirement	8.00%	8.00%

Excess	3.00%	2.24%

Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	8.44%	7.79%
Minimum leverage requirement	3.00%	3.00%

Excess	5.44%	4.79%

We believe we have sufficient capital to support our operations for the next 12 months, but there can be no assurance that this will be the case.

Item 3. Controls and Procedures

As of a date (the “Evaluation Date”) within the 90-day period prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 15d-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

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

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Community Financial Holding Company, Inc.’s annual meeting of stockholders was held on May 15, 2003.

(b)	The following is a summary of matters submitted to a vote of security holders:

1.	The election of the following directors to serve the current year term:

Frank W. Bell, Jr.
James B. Braden
J. Terry Gordon
Thomas J. Martin
Miles. H. Mason, III, M.D.
Don F. Phillips, Jr.
Daniel E. Reeves
Franklin M. Rinker

A tabulation of votes concerning the above is as follows:

Each Director's Election

Shares voted by proxy in favor	672,819
Shares voted in person in favor	52,606
Shares voted in person against	—
Shares withheld from voting	—

Total shares represented	725,425

Total shares outstanding	1,200,894

2.	The ratification of the selection of Porter Keadle Moore, LLP as Community Financial Holding Company, Inc.’s independent auditors for the fiscal year ending December 31, 2003.

Shares voted by proxy in favor	672,819
Shares voted in person in favor	52,606
Shares voted in person against	—
Shares withheld from voting	—

Total shares represented	725,425

Total shares outstanding	1,200,894

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	None

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Financial Holding Company, Inc.

Date: August 6, 2003	By:	/s/ Thomas J. Martin

Thomas J. Martin President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2003	By:	/s/ Ann K. Marshall

Ann K. Marshall Chief Financial Officer (Principal Accounting Officer)