Form 10QSB
period 2003-09-30
COMMUNITY FINANCIAL HOLDING CO INC
filed 2003-11-06
CIK 1174786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

☐ Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from to

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,894 shares of common stock, par value $5 per share outstanding as of November 6, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheet
September 30, 2003
(Unaudited)

Assets

Cash and due from banks	$3,619,054
Federal funds sold	2,484,919

Cash and cash equivalents	6,103,973
Investment securities available for sale	28,573,265
Other investments	269,734
Loans	142,671,310
Less: Unearned income	264,746
Allowance for loan losses	1,536,070

Loans, net	140,870,494
Premises and equipment, net	5,688,761
Other assets	1,583,155

$183,089,382

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$17,742,492
Interest-bearing	148,651,942

Total deposits	166,394,434
Retail repurchase agreements	560,011
Accrued interest payable and other liabilities	544,131

Total liabilities	167,498,576

Stockholders equity:
Common stock, $5 par value; 10,000,000 shares authorized; 1,200,894 shares issued and outstanding	6,004,470
Additional paid-in capital	7,528,877
Retained earnings	2,045,239
Accumulated other comprehensive income	12,220

Total stockholders’ equity	15,590,806

$183,089,382

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months		Nine Months
	Ended		Ended

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$2,453,954	2,216,068	7,135,478	6,291,507
Interest on taxable investment securities	173,019	240,206	524,290	718,703
Interest on non-taxable investment securities	52,998	20,121	140,469	22,123
Interest on deposits with other banks	—	—	—	3,100
Interest on federal funds sold	17,349	38,951	88,540	88,740
Other	53,408	14,045	132,606	42,068

Total interest income	2,750,728	2,529,391	8,021,383	7,166,241

Interest expense:
Deposits and repurchase agreements	1,032,182	1,050,423	3,149,180	3,168,716
Note payable	—	28,225	—	28,225

Total interest expense	1,032,182	1,078,648	3,149,180	3,196,941

Net interest income	1,718,546	1,450,743	4,872,203	3,969,300
Provision for loan losses	53,309	204,000	304,309	396,073

Net interest income after provision for loan losses	1,665,237	1,246,743	4,567,894	3,573,227

Other operating income:
Service charges and fee income	111,335	99,181	304,840	266,112
Mortgage origination	47,720	49,331	167,189	135,306
Securities gains	70,064	—	70,064	2,593
Other	14,828	1,430	25,390	1,605

Total other income	243,947	149,942	567,483	405,616

Other operating expense:
Salaries and employee benefits	586,536	480,465	1,762,547	1,507,250
Occupancy and equipment	108,086	90,961	292,291	289,802
Other operating expense	474,342	360,381	1,193,620	823,957

Total other operating expense	1,168,964	931,807	3,248,458	2,621,009

Earnings before income taxes	740,220	464,878	1,886,919	1,357,834
Income tax expense	262,621	166,372	657,576	493,116

Net earnings	$477,599	298,506	1,229,343	864,718

Basic earnings per common share	$.40	.34	1.02	1.00

Diluted earnings per common share	$.37	.34	.96	1.00

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Three Months and the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months		Nine Months
	Ended		Ended

	2003	2002	2003	2002

Net earnings	$477,599	298,506	1,229,343	864,718
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(590,556)	67,424	(196,727)	161,391
Reclassification adjustment for gains on investment securities available for sale	(70,064)	—	(70,064)	(2,593)

Total other comprehensive income (loss), before tax	(660,620)	67,424	(266,791)	158,798

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	200,589	22,924	66,887	(54,873)
Reclassification adjustment for gains on investment securities available for sale	23,822	—	23,822	882

Total income taxes related to other comprehensive income (loss)	224,411	22,924	90,709	(53,991)

Total other comprehensive income, net of tax	(436,209)	44,500	(176,082)	104,807

Comprehensive income	$41,390	343,006	1,053,261	969,525

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$1,229,343	864,718
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	304,309	396,073
Depreciation, amortization and accretion, net	308,892	116,386
Gain on sale of investment securities	(70,064)	(2,593)
Change in other assets and other liabilities	104,977	268,175

Net cash provided by operating activities	1,877,457	1,642,759

Cash flows from investing activities:
Proceeds from sales of investment securities	3,789,998	994,999
Proceeds from maturities, calls and paydowns of investment securities available for sale	17,245,876	7,740,408
Purchases of investment securities available for sale	(29,082,601)	(10,775,718)
Changes in interest bearing deposits in other banks	—	199,000
Net change in loans	(14,571,754)	(22,351,959)
Purchases of premises and equipment	(81,731)	(214,223)

Net cash used by investing activities	(22,700,212)	(24,407,493)

Cash flows from financing activities:
Net change in deposits	13,045,701	33,503,712
Borrowings under note payable	—	2,500,000
Repayments of note payable	—	(2,500,000)
Net change in securities sold under repurchase agreements and federal funds purchased	(100,006)	(1,149,000)
Proceeds from sale of common stock	—	3,803,727

Net cash provided by financing activities	12,945,695	36,158,439

Net change in cash and cash equivalents	(7,877,060)	13,393,705
Cash and cash equivalents at beginning of period	13,981,033	3,374,223

Cash and cash equivalents at end of period	$6,103,973	16,767,928

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$3,230,985	3,173,291
Cash paid for income taxes	$631,000	557,735
Change in net unrealized gains (losses) on investment securities available for sale, net of tax	$176,082	104,807

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

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2)	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months and the nine months ended September 30, 2003 and 2002 are as follows:

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount

For the three months ended September 30, 2003:
Net earnings – basic	$477,599	1,200,894	$.40
Effect of dilutive stock warrants	—	79,688	(.03)

Net earnings – diluted	$477,599	1,280,582	$.37

For the three months ended September 30, 2002:
Net earnings – basic	$298,506	867,560	$.34
Effect of dilutive stock warrants	—	—	—

Net earnings – diluted	$298,506	867,560	$.34

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount

For the nine months ended September 30, 2003:
Net earnings – basic	$1,229,343	1,200,894	$1.02
Effect of dilutive stock warrants	—	76,891	(.06)

Net earnings – diluted	$1,229,343	1,277,785	$.96

For the nine months ended September 30, 2002:
Net earnings – basic	$864,718	867,560	$1.00
Effect of dilutive stock warrants	—	—	—

Net earnings – diluted	$864,718	867,560	$1.00

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)	Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses is presented below:

	For the three months		For the nine months ended
	ended September 30		September 30

	2003	2002	2003	2002

Balance at beginning of period	$1,624,361	1,308,505	1,598,956	1,132,130
Provision for loan losses	53,309	204,000	304,309	396,073
Loans charged off	(143,178)	(130,123)	(369,412)	(147,905)
Recoveries on loans charged off	1,578	300	2,217	2,384

	$1,536,070	1,382,682	1,536,070	1,382,682

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Nine Months in the Periods Ended
September 30, 2003 and 2002

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

Financial Condition

Total assets at September 30, 2003, were $183 million representing a $14 million (8.30%) increase from December 31, 2002. Deposits increased $13 million (8.51%) from December 31, 2002. Gross loans increased $14.2 million (11.07%). The allowance for loan losses at September 30, 2003, totaled $1.5 million, representing 1.08% of total loans compared to the December 31, 2002 total of $1.6 million representing 1.24% of total loans. Cash and cash equivalents decreased $7.9 million from December 31, 2002 due to the increase in the funding of loans and net purchases of investment securities.

Non-accrual loans totaled $705,773 at September 30, 2003, an increase of $604,000 since December 31, 2002. One borrower, an equipment company, is responsible for $621,000 of the total balance in non-accrual loans. At the end of the quarter, management believed that some losses would be associated with the liquidation of the collateral and a charge was made to the allowance for loan losses totaling $115,521 for anticipated losses. Since that time we obtained consent of the bankruptcy court to liquidate the collateral which was completed at a public auction on October 10, 2003. The final tabulation of the proceeds from the auction is not yet final. The remaining $85,000 in non-accrual loans is represented by one borrower. A specific allowance of $12,700 has been set aside to absorb losses on this account. Management believes the allowance for loan losses is adequate to absorb losses on these accounts, but there can be no assurance that this will be the case.

Components of non-performing assets at September 30, 2003 and December 31, 2002, are as follows:

	September 30, 2003	December 31, 2002

Other real estate and repossessions	$54,885	—
Accruing loans 90 days or more past due	$—	—
Non-accrual loans	$705,773	102,000

Our subsidiary bank, Gwinnett Community Bank, was most recently examined by its primary regulatory authority in September 2003. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Results of Operations

For the nine months ended September 30, 2003, we had net earnings of $1,229,343 or $.96 per diluted share, compared to $864,718 or $1.00 per diluted share, for the same period in 2002. Net earnings for the three months ended September 30, 2003, increased by $179,093 or 60% compared to the same period in 2002.

Net interest income increased $902,903 (22%) in the first nine months of 2003 compared to the same period for 2002. Interest income for the first nine months of 2003 was $8.0 million, representing an increase of $855,142 (12%) over the same period in 2002. Interest expense for the first nine months of 2003, decreased $47,761 (1.49%) compared to the same period in 2002. Net interest margin on a tax equivalent basis for the nine months ended September 30, 2003, was 3.92% versus 4.11% for the same period of 2002. The volume of net interest-bearing assets increased 55% from 2002 to 2003 and interest rates declined on both interest bearing assets and liabilities, these are the primary reasons for the increase in net interest income and the decline in the net interest margin.

The provision for loan losses for the nine months of 2003 decreased $91,764 compared to the same period for 2002, primarily due to a decrease in loan growth. Net loan charge-offs for the nine months ended September 30, 2003, were $367,195, compared to $145,521 for the same period in 2002. Of the $367,195 charged-off in 2003, $115,521 was a charge-off on the equipment company loan. This charge-off was made prior to the liquidation of the collateral at auction. The charge-off was based on management’s best estimate of the collateral value. On October 10, 2003 the collateral was disposed via auction. Preliminary results from the auction indicate that some recovery is possible. A final accounting was not available prior to this report being issued. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there can be no assurance that this will be the case. The following table shows net loan charge-offs by category for the nine months ended September 30, 2003 as compared to September 30, 2002:

	2003	2002

Commercial	$291,890	130,097
Real Estate	41,634	—
Consumer	33,671	15,424

	$367,195	145,521

Other operating income increased for the nine months ended September 30, 2003, by approximately $162,000 or 40%, compared to the same period in 2002, primarily due to a $39,000 increase in service charge and fee income from the volume increase of 868 new deposit accounts since September 30, 2002; $32,000 in mortgage origination income due to the increase of $1.9 million in total loans closed through September 30, 2003 as compared to September 30, 2002; $67,000 increase in the gains on the sale of $3.8 million in investment securities sold to improve the duration of the portfolio; and $24,000 increase in other income, primarily consisting of rental income of $8,500 for vacant office space and the other increases in income due to the overall growth of the company.

Total other operating expense for the nine months of 2003 increased approximately $627,000 (24%) compared to the first nine months of 2002. The increase is primarily due to an increase in salaries and employee benefits of $255,000 due to the number of full time equivalent employees increasing from 33 at September 30, 2002 to 40 at September 30, 2003; $2,500 increase in occupancy and equipment expense; and $370,000 in other operating expenses as detailed in the following table. It is anticipated that operating costs will increase commensurate with the continued growth of the company. Following is a table of the increases in other operating expenses by category for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002:

Other Operating Expense	2003	2002	Change

Business Development	$246,460	130,136	116,324
Legal Fees	167,857	90,533	77,324
Audit & Accounting	89,277	68,918	20,359
Consulting	34,043	—	34,043
Loan Production Costs	56,064	54,941	1,123
Insurance	49,306	70,384	(21,078)
Supplies	60,374	56,548	3,826
Directors Fees	35,200	—	35,200
Variable Operating Costs	105,333	84,278	21,055
Data Processing	234,283	207,500	26,783
Taxes	115,423	60,719	54,704

	$1,193,620	823,957	369,663

Business development costs increased by $116,324 and consists primarily of advertising, public relations, and entertainment costs associated with the attraction and retention of business. Legal fees increased by $77,324 due to the costs associated with a problem loan, an equipment company, who filed bankruptcy. Audit and accounting fees increased $20,359 due to the increased work associated with the Company. Consulting fees increased $34,043 as the complexities of the Company required outside expertise in the areas of strategic planning and compensation planning. Loan production costs rose only moderately, $1,123, as the volume of new loans remained level. Insurance costs were reduced by $21,077 as the Bank’s FDIC insurance costs were cut as Gwinnett Community Bank’s capital ratios were returned to a “well capitalized” level. Supply expense grew by $3,825 primarily due to the increase in the number of employees from 33 in September 2002 to 40 in September 2003. Director fees increased $35,200 as director fees were implemented in December of 2002 and none were paid through September 2002. Variable operating costs, which consist of postage, correspondent bank service fees, security services and other similar components, increased $21,055 commensurate with growth; similarly data processing costs increased $26,783 due to the growth of 868 new accounts and the increased number of items processed for those accounts. State, County and Municipal Taxes increased $54,704 due to the assets growth of the bank and its increased earnings.

Our effective income tax rate for the first nine months of 2003 was approximately 35% compared to 36% for the first nine-months of 2002. The decrease in the tax rate is due to the increase in income on tax-exempt investment securities relative to pre-tax earnings.

Capital

The following tables present consolidated and bank only regulatory capital positions at September 30, 2003:

Risk-Based Capital Ratios	Consolidated	Bank Only

Tier 1 Tangible Capital, Actual	9.81%	9.09%
Tier 1 Tangible Capital minimum requirement	4.00%	4.00%

Excess	5.81%	5.09%

Total Capital, Actual	10.78%	10.06%
Total Capital minimum requirement	8.00%	8.00%

Excess	2.78%	2.06%

Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	8.60%	7.97%
Minimum leverage requirement	3.00%	3.00%

Excess	5.60%	4.97%

We believe we have sufficient capital to support our operations for the next 12 months, but there can be no assurance that this will be the case.

Item 3.

Controls and Procedures

As of a date (the “Evaluation Date”) within the 90-day period prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 15d-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on the Evaluation Date, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

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

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Financial Holding Company, Inc.

Date: November 6, 2003	By:	/s/ Thomas J. Martin Thomas J. Martin President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2003	By:	/s/ Ann K. Marshall Ann K. Marshall Chief Financial Officer (Principal Accounting Officer)