Form 10KSB
period 2003-12-31
COMMUNITY FINANCIAL HOLDING CO INC
filed 2004-03-25
CIK 1174786

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

None.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     State issuer’s revenues for its most recent fiscal year: $11.5 million.

     As of March 24, 2004, there were issued and outstanding 1,200,894 shares of the registrant’s common stock.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $13.7 million.

     Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed on or about April 1, 2004 are incorporated by reference with respect to Part III.

     Transition Small Business Disclosure Format. Yes ☐ No ☒

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

PART I

Item 1. Description of Business.

General

     Community Financial Holding Company, Inc. is a $197 million asset bank holding company headquartered in Duluth, Georgia. We were organized as a business corporation under the laws of the State of Georgia in 2002 and are a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. We conduct operations in Gwinnett County, Georgia through our wholly-owned subsidiary, Gwinnett Community Bank, which was organized in 1999 as a state banking corporation under the banking laws of the State of Georgia.

     On March 29, 2002, we completed the acquisition of Gwinnett Community Bank as part of a corporate reorganization of Gwinnett Community Bank into a one-bank holding company structure. We had no material operations prior to our acquisition of Gwinnett Community Bank.

     Our executive offices and the full-service bank are located at 2775 Buford Highway, Duluth, Georgia 30096.

Gwinnett Community Bank

     Through Gwinnett Community Bank, we offer a broad line of banking and financial products and services using a strategy of combining community bank service and responsiveness with innovative products and services. Gwinnett Community Bank is a full-service commercial bank offering a variety of services customary for community banks of similar size, which are designed to meet the banking needs of individuals and small- to medium-sized businesses. Gwinnett Community Bank attracts most of its deposits and conducts most of its lending transactions from and within its primary service area encompassing Gwinnett County, Georgia.

     As a convenience to our customers, we offer drive-thru teller windows, 24-hour automated teller machines, and Saturday banking hours. Gwinnett Community Bank is a member of the STAR ATM network of automated teller machines, which permits our customers to perform monetary transactions in most cities throughout the southeast and other regions. We also offer commercial Internet banking services through our Website at www.gwinnettcommunitybank.com.

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

     As of December 31, 2003, we had deposits of approximately $180 million and approximately 6,075 deposit accounts. No material portion of our deposits has been obtained from one or a few persons or entities (including federal, state and local governments and agencies), the loss of any one or more of which would have a materially adverse effect on us.

     The following table sets forth our mix of depository accounts as a percentage of total deposits at December 31, 2003.

Deposit Mix

At December 31, 2003
Non-interesting bearing demand	10.05%
NOW accounts and money market	18.34%
Savings	3.96%
Time Deposits Under $100,000	37.20%
Time Deposits $100,000 and over	30.45%

Total Deposits	100.00%

  Lending Services

     Our lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, we make secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2003, we had approximately $154 million in total loans outstanding, representing 78% of our total assets of approximately $197 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 59% of our total loan portfolio is fixed rate and 41% is adjustable rate as of December 31, 2003. The following table summarizes the historical mix of loans in our portfolio:

	December 31,	December 31,	December 31,	December 31,
Loan Type	2000	2001	2002	2003
Commercial	28.5%	21.5%	25.4%	24.3%
Real estate	59.1%	70.4%	65.4%	68.6%
Consumer	12.4%	8.1%	9.2%	7.1%

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

     Procedures for Establishment of the Allowance for Loan Losses. Gwinnett Community Bank has contracted with a company which specializes in loan review. Reviews are performed quarterly. Approximately 73% of the total outstanding loans by dollar have been reviewed in 2003 by either regulatory authorities or the outsourced loan review team. All loans of $100,000 or more and a sample of other loans are reviewed. Additionally, past due, watch list, and regulatory criticized loans are reviewed. Loans are reviewed annually and placed in various loan-grading categories which assist in developing lists of potential problem loans. These loans are monitored to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at month end. Specific amounts of loss are estimated on problem loans and historical loss percentages (using peer group loss ratios) are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations. The results of the evaluation are compared to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. While components of the allowance for loan losses will include specific allocations to individual non-performing loans, the allowance for loan losses is not allocated by type of loan. The entire allowance is available to absorb losses from any and all loans.

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

     Real Estate Loans. Loans secured by real estate make up the primary component of our loan portfolio, constituting approximately $106 million, or 68%, of total loans as of December 31, 2003. Approximately 55% of the real estate loans are fixed rate and 45% are adjustable rate. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate in our primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

     Commercial Loans. We make loans for commercial purposes to various industries located in our market area. As of December 31, 2003, commercial loans constituted approximately $37 million, or 24% of total loans. Approximately 69% of commercial loans are fixed rate, while 31% are adjustable. The typical commercial loan has a maturity of three years or less. Loans in this category exclude commercial loans secured by real estate. Commercial loans secured by real estate are included in the real estate category described above. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

     Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2003, we held approximately $11 million of consumer loans, representing 7% of total loans.

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

Market Area

     Our primary market area includes all of Duluth, Gwinnett County, Georgia. Approximately 97% of our customers reside in Gwinnett County, although we attract some loan business from neighboring Forsyth, Fulton, Jackson, Barrow and Hall Counties. Our secondary market area adds an additional ten-mile radius and incorporates portions of DeKalb, Forsyth, Fulton, Jackson, Barrow and Hall Counties. Gwinnett County is located approximately 20 miles northeast of Atlanta. Gwinnett County’s major industries include manufacturing, wholesale trade, food processing, paper and lumber products, construction, retail sales, and health services.

     Duluth, Gwinnett County continues to be the largest deposit base in our primary and secondary market area, with Barrow, Hall, Rockdale, and Walton Counties to its east and DeKalb, Forsyth, and Fulton Counties to its west emerging as deposit growth areas for us. The amount of total deposits in Gwinnett County was approximately $7.1 billion at June 30, 2003, compared to total deposits of approximately $2.9 billion in 1993. We held a market share of 2.38% of total deposits in Gwinnett County at June 30, 2003.

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

     According to the FDIC Market Share Report, as of June 30, 2003, Gwinnett County was served by a total of 34 financial institutions, with a total of 167 offices in Gwinnett County. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. To compete with other financial services providers, we principally rely upon local promotional activities, personal relationships established by officers, directors and employees with our customers, and specialized services tailored to meet our customers’ needs. We offer many personalized services and attract customers by being responsive and sensitive to the needs of the community. We rely not only on the goodwill and referrals of satisfied customers, as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build our customer base.

     As a community banking operation, we offer convenient service, local decision-making and competitive financial products and services. Additionally, by focusing our operations on the community we serve, we believe that we are able to respond to changes in our market more quickly than large, centralized institutions.

Employees

     As of December 31, 2003, Gwinnett Community Bank had 41 full-time equivalent employees, including 5 part-time employees, none of whom is a party to a collective bargaining agreement. Certain executive officers of Gwinnett Community Bank also serve as our officers (we do not have compensated employees). We believe that we enjoy satisfactory relations with our employees.

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

  Community Financial

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and with the Georgia Department of Banking and Finance (the “GDBF”) under the Georgia Bank Holding Company Act (the “Georgia BHCA”). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHCA and the Georgia BHCA, in addition to the regulations of the Federal Reserve and the GDBF.

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

     Permitted Activities. Until passage of the Gramm-Leach-Bliley Act of 1999, a bank holding company’s activities generally were limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve considered whether the performance of such an activity reasonably could be expected to produce benefits to the public that outweigh possible adverse effects. The Federal Reserve has determined that the following are among the activities permissible for bank holding companies:

•	factoring accounts receivable;

•	acquiring or servicing loans;

•	leasing personal property;

•	conducting discount securities brokerage activities;

•	performing certain data processing services;

•	acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions; and

•	performing certain insurance underwriting activities.

     New Legislation. Changes to federal law that took effect in March 2000, and new regulations to implement these changes, allow qualifying bank holding companies to become financial holding companies that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are financial in nature include:

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking activities; and

•	activities that the Federal Reserve determines to be closely related to banking.

     For the Company to qualify to become a financial holding company, its depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” In addition, the Company must file an election with the Federal Reserve to become a financial holding company and give the Federal Reserve 30 days written notice prior to engaging in a permitted financial activity. Although the Company does not have any immediate plans to file such an election, our holding company structure gives us the flexibility to make such an election if deemed appropriate in the future.

     The federal law that took effect in March 2000 also contains provisions that directly impact the following activities and operations of Gwinnett Community Bank:

•	Any insurance activities;

•	The activities of and qualifications for any Bank financial subsidiaries; and

•	Its privacy policies and practices concerning disclosure of consumer information.

     Source of Strength; Cross-Guarantee. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under this policy, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments that qualify for capital under regulatory rules. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. Under the BHCA, the Federal Reserve also may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.

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

     Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, and any other federal banking agency, shall evaluate the record of the financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. A financial institution’s CRA record is considered in evaluating applications to the agencies for mergers, acquisitions, and new branch facilities. Failure to comply with the CRA could submit a financial institution to additional requirements and limitations. Gwinnett Community Bank was last examined for CRA compliance as of October 30, 2001, and received a CRA rating of “Satisfactory.”

     Other Rules and Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     Gwinnett Community Bank’s loan operations are also subject to certain federal laws, and their implementing regulations, such as the:

•	Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its CRA obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws;

•	Soldiers’ and Sailors’ Civil Relief Act, which governs the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition, the Georgia Fair Lending Act (“GAFLA”) imposes certain restrictions and procedural requirements on most mortgage loans made in the state of Georgia, including home equity loans and lines of credit. However, on August 5, 2003, the Office of the Comptroller of the Currency (“the OCC”), the primary federal regulator for national banks, determined that federal law preempts the entirety of GAFLA as to national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC determines that federal law preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

     Based on Gwinnett Community Bank’s risk classification, Gwinnett Community Bank was not required to pay an assessment for deposit insurance in 2003, nor was it required to pay a deposit insurance assessment in 2004. Gwinnett Community Bank was required to pay the Bank Insurance Fund Financial Corporation (“FICO”) assessment in 2003, and will also pay this assessment in 2004. The FICO assessment rate is set quarterly, and is $1.54 per $100 of Bank deposits for the first quarter of 2004.

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

     In addition to the availability of funds from Gwinnett Community Bank, our future dividend policy is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The Board of Directors approved a fifteen-cent per share dividend to the shareholders of record on April 1, 2004 that will be paid on May 1, 2004. If we should declare further dividends in the future, the amount of such dividends cannot be estimated at this time and we cannot know whether such dividends would continue for future periods.

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

     Gwinnett Community Bank recovered its start-up losses and achieved a cumulative profit at the end of April 2002. As of December 31, 2003, Gwinnett Community Bank’s Tier 1 Leverage Ratio was 8.23%. To date, Gwinnett Community Bank has paid no dividends.

     At December 31, 2003, the Bank could pay a cash dividend to the Company without obtaining prior regulatory approval. It is anticipated that the Bank will pay dividends to the Company in the approximate amount of $180,000 for the purpose of paying a dividend to its shareholders.

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

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business.

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

     The following table presents the FDICIA capital requirements for adequately capitalized and well capitalized institutions, and our capital ratios and those of Gwinnett Community Bank as of December 31, 2003:

	To Be Adequately		To Be Well
	Capitalized		Capitalized			Actual
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital to Risk Weighted Assets
Community Financial	$13,589	≥8.0%	$	N/A	N/A	$17,755	10.46%
Gwinnett Community Bank	13,589	≥8.0%		16,987	≥10.0%	17,621	10.37%
Tier I Capital to Risk Weighted Assets
Community Financial	$6,795	≥4.0%	$	N/A	N/A	$16,091	9.48%
Gwinnett Community Bank	6,795	≥4.0%		10,192	≥6.0%	15,957	9.39%
Tier I Capital to Average Assets
Community Financial	$7,751	≥4.0%	$	N/A	N/A	$16,091	8.31%
Gwinnett Community Bank	7,751	≥4.0%		9,689	≥5.0%	15,957	8.23%
As of December 31, 2002:
Total Capital to Risk Weighted Assets
Community Financial	$11,463	≥8.0%	$	N/A	N/A	$15,949	11.11%
Gwinnett Community Bank	11,463	≥8.0%		14,329	≥10.0%	14,750	10.29%
Tier I Capital to Risk Weighted Assets
Community Financial	$5,732	≥4.0%	$	N/A	N/A	$14,350	10.00%
Gwinnett Community Bank	5,732	≥4.0%		8,597	≥6.0%	13,151	9.18%
Tier I Capital to Average Assets
Community Financial	$6,538	≥4.0%	$	N/A	N/A	$14,350	8.78%
Gwinnett Community Bank	6,538	≥4.0%		8,173	≥5.0%	13,151	8.05%

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

     United Community Bank, Blairsville, Georgia, a third party not affiliated with us or Gwinnett Community Bank, granted us the $2.5 million loan. The loan was a revolving line of credit for which we pledged 100% of the outstanding shares of Gwinnett Community Bank as collateral. The rate of interest for the loan was prime minus 50 basis points, which was 4.25% as of May 20, 2002. Repayment terms included interest-only payments for the first two years of the loan, and level annual principal payments of $250,000 plus accrued interest for 10 years thereafter. The loan had no prepayment penalty.

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

     On December 12, 2002, the stock offering was closed. We raised $5.0 million in our stock issue and repaid the debt totaling $2.5 million to United Community Bank. We contributed an additional $1.0 million to the capital of Gwinnett Community Bank to support additional future asset growth. The remaining $1.5 million was retained by us for future needs, including future additional contributions to the capital of Gwinnett Community Bank. We notified the Federal Reserve Bank of Atlanta of the retirement of the debt and were released from all conditions that were imposed in connection with the approval to incur debt, with the exception of not incurring any additional debt without prior regulatory approval.

     In order to maintain Gwinnett Community Bank’s status as a well-capitalized institution under the capital requirements discussed above, we are currently exploring the possibility of raising approximately $5.5 million of additional capital through an offering of trust preferred securities. If consummated, the offering would result in the issuance by a subsidiary business trust formed by us of preferred stock redeemable 30 years from issuance and paying a quarterly coupon which may be deferred for up to 20 quarters at our election. The proceeds of the offering would be loaned by the trust subsidiary to us pursuant to a subordinated debenture and then contributed by us to the capital of Gwinnett Community Bank. There can be no assurance that we will complete the offering or otherwise obtain additional capital. If we are unable to maintain Gwinnett Community Bank’s status as a well-capitalized institution, Gwinnett Community Bank may be required to pay higher deposit insurance premiums and face additional regulatory scrutiny.

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

     On October 21, 2002, the Federal Reserve Board approved final Regulation W that implements Sections 23A and 23B and that became effective on April 1, 2003.

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

     Section 326 of the Act, and regulations implementing this Section, required the Bank to establish by October 1, 2003, and maintain thereafter, a written Customer Identification Program (“CIP”) as a part of the Bank’s Bank Secrecy Act program. The Bank adopted and implemented a CIP to comply with the Act and its implementing regulations prior to the effective date of the CIP regulations.

Consumer Credit Reporting Legislation

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (“the FACT Act”). The FACT Act amends the Fair Credit Reporting Act (“the FCRA”) to require, among other things, that:

•	financial institutions develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	lenders using consumer reports provide a new notice to consumers if the lenders use risk-based credit pricing programs;

•	entities that furnish information to consumer reporting agencies implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	mortgage lenders disclose credit scores to mortgage loan applicants.

     The FACT Act also generally prohibits a business that receives consumer information from an affiliate from using that information for solicitations for marketing purposes, unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such purposes.

     Certain FACT Act requirements are effective in February 2004, while others are not effective until the fourth quarter of 2004, or even later. The Company and the Bank will implement policies and procedures to comply with the applicable requirements of the FCRA, as amended by the FACT Act, prior to the effective dates of each of the requirements.

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

     The net book values of the building and equipment as of December 31, 2003, were $3.7 million and $671,000, respectively.

     We have entered into a lease agreement for our banking office located at 3463 Lawrenceville-Suwanee Road, Suwanee, Georgia. The office is approximately 1,050 square feet and is lease for 24 months. Management believes the facility is adequate to meet our current needs.

     The annual lease payment including common area maintenance and applicable taxes totals $22,300 annually.

     (b) Investment Policies.

     See “Item 1. Description of Business” above for a general description of our and Gwinnett Community Bank’s investment policies and any percentage of assets limitations regarding certain investments established by regulation or our or Gwinnett Community Bank’s Board of Directors, including policies relating to investments in real estate, real estate mortgages and securities. All of Gwinnett Community Bank’s investment policies are reviewed and approved by its Board of Directors, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. Gwinnett Community Bank’s investments are primarily acquired to provide income, liquidity, investment diversity and, to a lesser extent, possible capital gain.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     There is no public trading market for Community Financial stock. We had approximately 607 shareholders of record as of December 31, 2003. At December 31, 2003, there were 1,200,894 shares outstanding. Our ability to pay dividends to stockholders is primarily dependent upon the dividends we receive from Gwinnett Community Bank and to a lesser extent the amount of cash on hand. Gwinnett Community Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause its regulatory capital to be reduced below the regulatory capital requirements. The Board of Directors approved a fifteen-cent per share dividend to the shareholders of record on April 1, 2004 that will be paid on May 1, 2004. If we should declare further dividends in the future, the amount of such dividends cannot be estimated at this time and we cannot know whether such dividends would continue for future periods.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

An Overview of Our Business and this Discussion and Analysis

     Gwinnett Community Bank was organized in January of 1999 and opened for business on October 18, 1999.

     Gwinnett Community Bank is located in Duluth, Gwinnett County, Georgia, which is a fast growing suburb of metropolitan Atlanta. Seasoned management with long-standing relationships in the area, coupled with a strong constant economic growth pattern, has allowed Gwinnett Community Bank rapid growth opportunities.

     These growth opportunities have resulted in rapid historical asset growth as depicted in the table below:

	December 31, 2003	December 31, 2002	December 31, 2001
Asset	$197,488,450	$169,055,418	$123,840,266
Annual Growth Rate (prior 12 months)	16.8%	36.6%	95.2%

     Prompted by the rapid growth and the prospects for continued growth, as well as flexibilities afforded a bank holding company that are not available to a bank, shareholders of Gwinnett Community Bank approved the formation of a one-bank holding company (Community Financial) and a plan to exchange all Gwinnett Community Bank stock shares for shares of the holding company in March 2002. Subsequent to the transaction all of the shares of Gwinnett Community Bank were owned by the holding company, Community Financial.

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

     Community Financial’s most recent safety and soundness examination was performed by the Georgia State Department of Banking and Finance as of September 2003. All recommendations by the regulatory authority that, in management’s opinion, had material effects on Community Financial’s liquidity, capital resources or operations were immediately implemented.

     The following discussion describes our results of operations for 2003 as compared to 2002 (and 2002 compared to 2001) and also analyzes our financial condition as of December 31, 2003 as compared to December 31, 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

     We have included a number of tables to assist in our description of these measures. For example, the “Average Balance Sheet and Net Interest Analysis” table shows the average balance during 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Changes in Interest Income and Expense” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Interest Rate Gap Sensitivity” table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

     Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

     In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

     The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Executive Summary

     In 2003 we began planning to open our first branch office. In 2004, the Company opened this branch facility in Suwanee, Georgia. The costs associated with the new location may have an adverse effect on earnings for the first 12 to 18 months of operations. In addition, the Company has entered a new line of lending activity, SBA Lending (Small Business Administration). It is our objective to obtain a certified lender status. The SBA must underwrite these loans until we receive our certification. We anticipate this will take as much as twelve months. The lack of certification will reduce the number of SBA loans that could be processed, thereby limiting the revenue from the new product line until certification is obtained.

     The area of greatest uncertainty for 2004 is the cost and impact of compliance with the Sarbanes-Oxley Act of 2002. There are two areas of the Act that will impact our business in the near future. Audit costs will increase as the Company will be required to engage different accounting firms to perform our financial statement audit and our outsourced internal audit program in compliance with the new requirements of the Sarbanes-Oxley Act. Prior to 2004, using the same firm provided some cost savings. Additionally, in 2005 our audit procedures will have to be expanded to include testing necessary for our external accountant to report on our assessment of our internal controls. Compliance with Section 404 of the Sarbanes-Oxley Act requires the review and documentation of the controls within the organization, including: manual controls, computer controls, security controls, fraud programs, the financial reporting process and Audit Committee oversight. The project will require many of the Company’s resources including management’s time. The cost for compliance is not yet determinable but an estimate has been made in our 2004 operating budget of $150,000.

     In 2003 Gwinnett Community Bank became a member of the Federal Home Loan Bank (FHLB). It is the Bank’s intention to gather deposits within our local market as our primary source of funding. The association with the FHLB provides an additional source of funds at a competitive rate. The Bank may draw advances up to 75% of the outstanding balance of 1 to 4 family first mortgage loans which would collateralize the line. In addition, the Bank may borrow up to 10% of total assets and secure those borrowings with investments, cash accounts and other types of loans. The Bank intends to use the line only as a secondary source of funds due to the additional record keeping requirements.

Recent Accounting Pronouncements

     Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) and other standard setting entities that do not require adoption until a future date are either not directly applicable at the present time or are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Critical Accounting Policies

     The accounting and financial reporting policies of Community Financial conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by Community Financial, which are deemed “critical”. In determining which accounting policies are “critical” in nature, Community Financial has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Community Financial’s financial statements. Financial results could differ significantly if different judgments or estimates are applied.

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

Our allowance for loan losses has two basic components: (1) specific loss estimates for individually classified and impaired loans, and (2) general loss estimates on loans for which no impairment has been identified and large groups of smaller balance homogeneous loans. Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan which are principally collateral liquidation. The general loss allocations use historical loss ratio experience, which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

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

Because Community Financial has a relatively short operating history, historical trends specific to Community Financial do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends, peer comparisons and regulatory positions in addition to historical experience in its evaluation.

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

Management maintained an allowance against all deferred tax assets including those associated with operating loss carryforwards until consistent and sustainable monthly taxable earnings were established over a period of approximately a year. The valuation allowance for deferred income tax assets was reversed in 2001 when it became more likely than not that future taxable income would be sufficient to realize the deferred tax benefits.

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

Statements of Earnings Review

     Net earnings were $1,742,119 in 2003, compared to $1,222,724 in 2002. Diluted net earnings per share were $1.36 for 2003, compared to $1.25 per share reported in 2002. Return on average assets and return on average stockholders’ equity for 2003 was .96% and 12.20%, respectively, compared with .84% and 12.17%, respectively, for 2002.

     Net interest income increased by $1.09 million or 19.72% in 2003 driven by an increase in the volume of loans, an increase in earnings on tax-exempt securities, and reduced interest rates on deposits. Net interest income at December 31, 2003, was $6.66 million compared to $5.57 million in 2002. Net yield (tax equivalent) on interest earning assets (3.93% in 2003 and 4.10% in 2002) decreased by 17 basis points in 2003 from 2002 due to a sluggish beginning to the economy in 2003 and increased competition causing a reduction in lending yields.

     Community Financial’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense, which is paid on deposits and other liabilities.

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

     The fully tax equivalent net interest spread was 3.53% in 2003 and 3.69% in 2002, while the net interest margin was 3.93% in 2003 and 4.10% in 2002. The net interest margin has continued to decline over the past two years as market interest rates have fallen. As the competition matched market rates, pressure was placed on the established floor rate and it was lowered for all new credits in 2003. Although interest rates have stabilized, a slight further decline is possible as loans which contain a re-pricing provision are renegotiated. Management believes interest rates will remain stable or slightly increase in the foreseeable future, and if this is the case, the net interest margin will also stabilize. The Bank has continued to see an increase in net interest income, which was driven by volume increases in loans.

     The following table shows, for the past two years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities.

Table 1
Average Balance Sheets and Net Interest Analysis
 (in thousands)

	For the Years Ended December 31,
	2003			2002
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets:
Interest earnings assets:
Loans (including loan fees)	$136,679	9,675	7.08%	111,206	8,682	7.81%
Investment securities:
Taxable	20,619	906	4.39%	16,238	975	6.00%
Tax-exempt	5,133	279	5.43%	1,021	71	6.95%
Interest bearing deposits with other banks	4	—	—	40	3	7.50%
Federal funds sold	9,610	103	1.07%	7,697	120	1.56%

Total interest earning assets	172,045	10,963	6.37%	136,202	9,851	7.23%

Other non-interest earnings assets	9,485			8,589

Total assets	$181,530			144,791

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$38,782	441	1.14%	35,626	715	2.01%
Time	109,144	3,757	3.44%	84,447	3,544	4.20%
Federal funds purchased and securities sold under repurchase agreements	800	6	.75%	227	2	.88%

Total interest-bearing liabilities	148,726	4,204	2.83%	120,300	4,261	3.54%

Non-interest bearing deposits	18,058			14,089
Other liabilities	467			358
Stockholders’ equity	14,279			10,044

Total liabilities and stockholders’ equity	$181,530			144,791

Excess of interest-earning assets over interest-bearing liabilities	$23,319			15,902

Ratio of interest-earning assets to interest-bearing liabilities	115.68%			113.22%

Net interest income		6,759			5,590

Net interest spread			3.53%			3.69%

Net interest yield on interest earning assets			3.93%			4.10%

     Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

     Interest income on loans for the years end December 31, 2003 and 2002 includes loan fees in the amount of $732,661 and $677,659, respectively.

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

Table 2
Changes in Interest Income and Expense
(in thousands)

	Increase (decrease) due to changes in:
	2003 over 2002			2002 over 2001
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Loans (including loan fees)	$1,676	(683)	993	3,936	(1,099)	2,837
Investment securities:
Taxable	228	(297)	(69)	(465)	52	(413)
Tax-exempt	220	(12)	208	71	—	71
Interest bearing deposits with other banks	(1)	(2)	(3)	(61)	8	(53)
Federal funds sold	66	(83)	(17)	35	(186)	(151)

Total interest earning assets	2,189	(1,077)	1,112	3,516	(1,225)	2,291

Interest expense on:
Deposits:
Interest-bearing demand and savings	70	(344)	(274)	386	(326)	60
Time	553	(340)	213	1,231	(1,068)	163
Federal funds purchased repurchase agreements	4	—	4	1	(4)	(3)

Total interest-bearing liabilities	627	(684)	(57)	1,618	(1,398)	220

Increase (decrease) in net interest income	$1,562	(393)	1,169	1,898	173	2,071

     Other operating income in 2003 of $709,000 increased $171,000 from the 2002 total of $537,000 or 31.8%. Service charges on deposit accounts increased by $69,000 due to more than 700 new accounts and a increase of $32,000 in non-sufficient fund charges. Mortgage origination income increased by $10,000 as the average loan amount increased and the volume decreased. Mortgage origination income totaled $187,000 and $178,000 in 2003 and 2002, respectively, on loan volumes of $18 million in each year. The bank poised itself to take advantage of the refinance and low interest rate market over the last two years. As interest rates climb, the demand for refinance will diminish and new home buying may slow. This will have an impact on the earnings in the mortgage origination area. Management is aware of the potential for the loss of income in this area and is currently looking at alternatives for replacing income. Gains on the sale of investment securities increased by $67,000 as the company elected to sell some of the investments to improve duration and the risk weighting of securities in the portfolio. The increase in other income was primarily due to rental income from an arrangement with a securities broker of $17,000 and $5,000 in rental income from available office space in the main office building.

     Other expenses increased approximately $711,000 in 2003 or 19.87% over the 2002 balance of $3.6 million. Salaries increased by approximately $350,000 due to merit increases and the increased number of personnel required. In addition, other operating expenses increased $365,000. The following table details changes in other operating expense from 2003 to 2002:

Table 3
Changes in Other Expense

			Increase/
	2003	2002	Decrease
Business Development	$164,464	55,028	109,436
Legal and Professional Fees	273,603	171,580	102,023
Charitable Contributions	45,033	16,575	28,458
Advertising and Public Relations	95,599	106,796	(11,197)
Stationary and Supplies	75,325	61,755	13,570
Directors Fees	46,600	4,300	42,300
Various Operating Expenses	380,059	384,911	(4,852)
Data Processing	255,661	251,064	4,597
County and City Taxes	169,173	87,742	81,431

Total Other Expense	$1,505,517	1,139,751	365,766

     Business development costs increased by $109,000 due to the implementation of an aggressive customer development program. Legal and professional fees increased by $102,000 which consists of: $50,000 increase in legal fees which were attributable to the collection of a debt where the customer declared bankruptcy and $34,000 in consultant fees paid to aid the Directors with executive compensation issues. Charitable contributions increased $28,000 as the Company made a donation to Habitat for Humanity of $10,000. Directors’ fees increased $42,000 as director fees were implemented in December of 2002 and only one month of fees were paid in 2002 and twelve months were paid in 2003. City and County Occupational and Business License Taxes, which are based on gross receipts, increased by $81,000 from 2002 to 2003.

     For the years ended December 31, 2002 and 2003, the effective tax rate was 36% and 35%, respectively, as state income tax more than offset the effects of tax-exempt income. In 2001, Community Financial reversed the deferred tax valuation allowance of $407,800 because it became more likely than not that future taxable income will be sufficient to realize the tax benefits for deductible temporary differences including loss carryforwards. For more information on Community Financial’s income taxes, see note 7 to the consolidated financial statements.

Balance Sheet Review

     During 2003, average total assets increased $36.7 million (25.4%) over 2002. Average deposits increased $31.8 million (23.7%) in 2003 over 2002. Average loans increased $25.5 million (22.9%) in 2003 over 2002. In 2002, average total assets increased $49.1 million (51.3%) over 2001. Average deposits increased $46.8 million (53.6%) in 2002 over 2001. Average loans increased $48.7 million (77.9%) in 2002 over 2001.

     Total assets at December 31, 2003, were $197.5 million, representing a $28.4 million (16.82%) increase from December 31, 2002. Total deposits increased $26.7 million (17.4%) from 2002 to 2003 while total gross loans increased $25.6 million (19.9%) during 2003. Time deposits increased $22.9 million from 2002 to 2003 while all other deposit accounts increased $3.7 million in 2003. As Community Financial continues to grow, loan demand has remained strong. Loan increases were funded principally with increases in deposit accounts.

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

Table 4
Investment Portfolio
(in thousands)

     The following table shows the carrying value of Community Financial’s securities, by security type, as of December 31, 2003 and 2002:

	2003	2002
United States treasuries and agencies	$14,550	9,319
Mortgage-backed securities	4,065	6,603
Municipal securities	5,241	3,036
Corporate securities	2,391	1,543
Trust Preferred securities	1,763	500

	$28,010	21,001

Other investments:
The Bankers Bank stock	$100	100
Federal Home Loan Bank stock	170	—

	$270	100

     The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost at December 31, 2003. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

     At December 31, 2003, there were no investment securities of any issuer other than the U.S. government or its agencies or corporations that were in excess of 10% of stockholders’ equity.

Table 5
Expected Maturity of Securities
(in thousands)

	United States	Mortgage-		Trust		Weighted
Maturities at	Treasuries and	Backed	Corporate	Preferred		Average
December 31, 2003	Agencies	Securities	Securities	Securities	Municipals	Yields
Within 1 year	$—	22	—	—	—	6.72%
After 1 through 5 years	1,999	1,153	506	—	—	3.07%
After 5 through 10 years	8,598	463	1,504	—	953	4.44%
After 10 years	3,990	2,384	300	1,759	4,316	4.59%

	$14,587	4,022	2,310	1,759	5,269

     Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities. Yields are calculated on a tax equivalent yield basis.

Table 6
Loan Portfolio
(in thousands)

     The following table presents loans by type at the end of each of the last two years.

	December 31,
	2003	2002
Commercial	$37,479	32,656
Real estate	105,708	84,001
Consumer	10,906	11,796

	154,093	128,453
Less: Unearned loan fees	304	251
Allowance for loan losses	1,664	1,599

Loans, net	$152,125	126,603

     The following tables set forth the maturity distribution of all loans, including the interest rate sensitivity as of December 31, 2003.

Table 7
Loan Portfolio Maturity
(in thousands)

Maturity	Commercial	Real Estate	Consumer	Total
Within 1 year	$14,418	46,055	4,127	64,600
1 to 5 years	15,642	18,590	3,754	37,986
After 5 years	7,419	41,062	3,025	51,506

Totals	$37,479	105,707	10,906	154,092

	Fixed Interest	Variable Interest
	Rates	Rates	Total
Commercial:
Within 1 year	$7,093	7,325	14,418
1 to 5 years	14,544	1,098	15,642
After 5 years	4,163	3,256	7,419

	25,800	11,679	37,479

Real Estate:
Within 1 year	11,257	34,798	46,055
1 to 5 years	17,435	1,155	18,590
After 5 years	29,298	11,764	41,062

	57,990	47,717	105,707

Consumer:
Within 1 year	3,637	490	4,127
1 to 5 years	3,750	3	3,753
After 5 years	66	2,960	3,026

	7,453	3,453	10,906

	$91,243	62,849	154,092

     The provision for loan losses in 2003 was $400,292 compared to $613,000 in 2002. The provision for loan losses continues to reflect management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.08% and 1.24% of total loans outstanding at December 31, 2003 and 2002, respectively. Net charge-offs were $335,000 and $146,000 and $149,000 in 2003, 2002 and 2001, respectively. Management believes that these levels of allowance are appropriate based on Gwinnett Community Bank’s loan portfolio and the current economic conditions.

     The increase in net charge-offs for 2003 was due to poor economic conditions in 2002 and a sluggish economic recovery, which resulted in the failure of two businesses. The first, an auto-repair shop, resulted in a net loss of $160,000 after the collateral was liquidated. The second was an equipment company loan, in which $115,000 was charged-off as the customer filed for bankruptcy protection. Prior to year-end 2003, $33,000 was recovered on this debt. Management expects to collect the remainder of the balance due on this account in 2004 once the final accounting has been completed by the bankruptcy trustees. The other significant charge-off was on a property loan where $42,000 was charged-off and $35,000 was booked to ORE (Other Real Estate). The Bank sold the property in 2004 and is holding the funds in escrow until a zoning contingency is cleared. Once this occurs, the Bank will recover the $35,000 booked in ORE and post a gain on the sale of ORE in the amount of $35,000. The remaining $54,000, which was charged-off, consists of eight other commercial and consumer accounts.

     Because Community Financial does not have a long operating history, no historical loan loss ratios have been established. In substitution for the lack of historical loan loss ratios, Community Financial uses peer loss ratios and peer allowance for loan losses to total ratios as a component in its loan loss allowance adequacy test which is done monthly. Using these peer statistics, provision for loan losses increases as the loan balances increase, which is the primary reason for the increase in the allowance in 2003, 2002 and 2001. Additionally, the charge-off of loans also caused the provision for loan losses to increase in 2003, 2002 and 2001. Additional considerations in the adequacy test for the allowance for loan losses include industry and other concentrations in the loan portfolio, current period delinquencies and specific analysis for potential problem loans. As concentrations in the loan portfolio and delinquencies rise, the provision for loan losses will also increase to maintain a higher level of allowance for loan losses to reflect an increasing inherent risk of loss in the loan portfolio. No future negative trends in non-performing loans are anticipated to affect the level of the allowance. Management believes that the level of the allowance at December 31, 2003 and 2002 is appropriate based upon the loan portfolio and current economic conditions. Since beginning business in 1999, Community Financial has maintained a consistent methodology for assessing the adequacy of the allowance for loan losses.

     Gwinnett Community Bank outsources the loan review function. In 2002 and prior years the outsourced independent loan review was performed annually. Beginning in the fall of 2003, Gwinnett Community Bank began an arrangement with an outsourced independent loan company that performs quarterly loan reviews and reports thereon. Loans are placed in various loan-grading categories, which assist in developing a list of potential problem loans. These loans are monitored to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at month end. Specific amounts of loss are estimated on problem loans and historical loss percentages (using peer group loss ratios) are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

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

     A breakdown of the allowance for loan losses at December 31, 2003, is as follows:

	Amount of	% of Loans
	Allowance	to Total loans
Commercial loans	$425,773	24.3%
Real estate loans	1,127,980	68.6%
Consumer loans	110,076	7.1%

	$1,663,829	100%

     At December 31, 2003 and 2002, Community Financial did not allocate the allowance for loan losses to various loan categories. Management anticipated $150,000 in net charge-offs for the year ended December 31, 2003; actual net charge-offs for 2003 were $335,000. The anticipated amount of charge-offs represented management’s best estimate at the time and was based on the limited historical experience of Gwinnett Community Bank. Please refer to the explanation of increased charge-offs previously discussed after Table 7.

     The following table presents a summary of changes in the allowance for loan losses for each of the past three years.

Table 8
Allowance for Loan Losses
(in thousands)

	December 31,
	2003	2002	2001
Balance at beginning of year	$1,599	1,132	489
Charge-offs:
Commercial	(293)	(130)	(143)
Real estate	(42)	—	—
Installment loans to individuals	(34)	(19)	(8)

	(369)	(149)	(151)

Recoveries:
Commercial	33	—	—
Real estate	—	—	—
Installment loans to individuals	1	3	2

	34	3	2

Net charge-offs	(335)	(146)	(149)

Additions charged to operations	400	613	792

Balance at end of year	$1,664	1,599	1,132

Ratio of net charge-offs during the period to average loans outstanding during the period	.25%	.13%	.24%

     The following summarizes past due and non-accrual loans for the periods presented:

	2003	2002	2001
Other real estate	$34,600	—	—
Accruing loans 90 days or more past due	$—	—	—
Non-accrual loans	$560,000	102,000	—
Interest on non-accrual loans which would have been reported	$55,100	5,500	—

     As of December 31, 2003, non-performing assets were $594,500 compared to $102,000 at December 31, 2002, an increase of $458,000 or 449%. The majority of the increase ($436,000) was due primarily to an equipment company, which filed for bankruptcy protection. This action was settled in January 2004 and 100% of the principal was repaid. The remaining balance in non-accrual loans consists of $124,000 attributable to three customers: one secured by paving equipment totaling $85,000 and two other consumer accounts totaling $39,000. A specific allowance allocation totaling $19,000 has been set aside to absorb possible losses on these loans. The property in ORE totals $35,000. The property was sold in 2004 and the funds are in escrow until a zoning contingency is cleared. The Bank expects to recover the balance in ORE as well as $35,000 of the $42,000, which was originally charged off in 2003.

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

Deposits

     Time deposits of $100,000 and greater totaled $54.8 million at December 31, 2003, compared to $44.3 at year-end 2002. The following table sets forth the scheduled maturities of time deposits of $100,000 and greater at December 31, 2003.

Table 9
Time Deposits $100,000 and Greater
(in thousands)

Within 3 months	$11,981
After 3 through 6 months	7,519
After 6 through 12 months	13,816
After 12 months	21,517

Total	$54,833

     Included in these time deposits of $100,000 and greater are brokered deposits of $9,798,000 of which $4,318,000 mature within one year, $3,000,000 mature in 2005 and the remainder $2,480,000 mature in 2006.

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

     Community Financial maintains relationships with correspondent banks that can provide funds on short notice, if needed. Presently, Community Financial has arrangements with a commercial bank for short term unsecured advances up to $9.3 million.

     Cash and cash equivalents decreased $4.2 million to a total of $9.7 million at December 31, 2003, as cash flows provided by financing and operating activities were out-paced by amounts used in investing activities. Cash inflows from operations totaled $2.6 million in 2003, while inflows from financing activities totaled $26.8 million, most of which were net deposit increases during 2003 of $26.7 million.

     Investing activities used $33.6 million of cash and cash equivalents, principally composed of net advances of loans to customers of $25.9 million and purchases of investment securities of $30.1 million during 2003, offset by $22.6 million, net proceeds, from investment liquidations.

     See the consolidated statements of cash flows in the financial statements for a more complete analysis of cash flows.

Capital Resources

     The following tables present Community Financial’s and Gwinnett Community Bank’s regulatory capital position at December 31, 2003:

Table 10
Capital Ratios

	2003		2002
	Consol.	Bank	Consol.	Bank
Total Capital	10.46%	10.37%	11.11%	10.29%
Total Capital minimum requirement	8.00%	8.00%	8.00%	8.00%

Excess	2.46%	2.37%	3.11%	2.29%

Tier 1 Capital	9.48%	9.39%	10.00%	9.18%
Tier 1 Capital minimum requirement	4.00%	4.00%	4.00%	4.00%

Excess	5.48%	5.39%	6.00%	5.18%

Tier 1 Capital to adjusted total assets (“Leverage Ratio”)	8.31%	8.23%	8.78%	8.05%
Minimum leverage requirement	4.00%	4.00%	4.00%	4.00%

Excess	4.31%	8.23%	4.78%	4.05%

     In addition to the above ratios, as a condition of opening, Gwinnett Community Bank agreed with the DBF that it would maintain a Tier 1 capital leverage ratio of 8% or higher until its third anniversary, October 18, 2002. At December 31, 2002, Gwinnett Community Bank’s Tier 1 capital leverage ratio was 8.05%.

     For a more complete discussion of the actual and required ratios of Community Financial, see note 11 of the financial statements.

     Average equity to average assets was 7.87% in 2003, 6.94% in 2002, and 8.30% in 2001. No dividends have been declared or paid since inception. In 2004 management will evaluate the appropriateness of the payment of dividends.

     Community Financial has grown rapidly and as a result has deployed its current capital. In the near future, additional capital will be required to sustain our growth and maintain our well-capitalized status. Management has reviewed several options to address the capital issues. One consideration is to return to the equity market with an additional offering of common stock. Another consideration would be to allow the bank to migrate to an adequately capitalized position. This would increase the annual cost of FDIC insurance by $67,200. Additionally, we considered utilizing a Trust Preferred instrument, which we ultimately decided to pursue. A trust preferred instrument is a long-term debt of the Company, which can be counted as tier one capital for regulatory capital adequacy purposes. The additional benefit of the trust preferred capital instrument is that it does not dilute the current shareholders interest in the Company. The Company is in the process of issuing $5.5 million in Trust Preferred Securities, pending negotiation of terms. We anticipate an issuance cost of approximately $171,000, which will be amortized over the life of the instrument (30 years). There can be no assurance that we will complete the offering or otherwise obtain additional capital.

Asset/Liability Management

     It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The bank has a concentration of certificates of deposit that contain a stated maturity date. It is our objective to manage liquidity within a range of 17% to 25%. In 2003 the liquidity ratio fell within a range of 18% to 25%. Management utilizes information reports to monitor the maturity, redemption and renewal of its deposit accounts. In the event the bank is unable to raise new deposits or retain maturing deposits other sources of funding may be utilized. The bank can purchase deposits; known as brokered deposits or may borrow funds to cover short-term liquidity needs on established lines of credit. In addition, the bank became a member of the Federal Home Loan Bank of Atlanta in 2003, which provides an alternative source of liquidity. The objective of these policies is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

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

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due unless they have reached the floor rate of the loan. In this event the loan is placed in the fixed rate category and is shown in the period of its contractual maturity. Fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Community Financial’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

Table 11
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2003
	Maturing or Repricing in
	Three	Four
	Months or	Months to	1 to 5	Over 5
	Less	12 Months	Years	Years	Total
Interest-earning assets:
Federal funds sold	$6,800	—	—	—	6,800
Investment securities	—	22	3,658	24,330	28,010
Loans	49,351	19,947	34,720	50,074	154,092
Other investments	—	—	—	270	270

Total interest-bearing assets	56,151	19,969	38,400	74,652	189,172

Interest-bearing liabilities:
Deposits:
Demand and savings	58,239	—	—	—	58,239
Time deposits	27,795	47,009	38,764	8,249	121,817
Retail repurchase agreements	720	—	—	—	720

Total interest-bearing liabilities	$86,754	47,009	38,764	8,249	180,776

Interest sensitive difference per period	(30,603)	(27,040)	(364)	66,403	8,396

Cumulative interest sensitivity difference	(30,603)	(57,643)	(58,007)	8,396
Cumulative difference to total assets	(15.50%)	(29.19%)	(29.37%)	4.25%

     At December 31, 2003, the difference between Community Financial’s liabilities and assets repricing or maturing within one year was $57.6 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause Community Financial’s net interest income to decline.

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

     Management takes other factors into consideration in monitoring the interest rate gap, which are not represented in this table. Loans are a mix of variable and fixed rate accounts. In the table above the variable rate loans are slotted by the next rate adjustment date. Fixed rate loans are slotted by the maturity date. Most of the fixed rate loans, which are slotted by maturity date, have a re-pricing opportunity due to a rate call feature. The rate call feature allows the bank to re-price the loans at a three- or five-year interval (depending on the note agreement) after the loan is made. There is approximately $50 million in loans in this category. Another factor that is not represented in the table is loans which have variable interest rates, which have reached a floor limit are automatically slotted by their maturity date and no longer by their re-pricing date. This is a correct assumption in a declining rate environment, as the loan rate cannot reduce below its floor; however, in a rising rate environment, these loans will re-price upward and reduce the pressure on the net interest margin. The bank had more than $12 million in loans that are sitting at established floor rates.

     The internal model used by Management to monitor Interest Rate Gap Sensitivity makes assumptions based on managements’ experience about the composition of the banks deposit and loan portfolios as well as historical trends. For example, $12 million of our CD’s contain a feature to increase the interest rate one time in the original maturity. It is our experience that only a small proportion of those eligible will reset the interest rate. Additionally, a modest rise in interest rates in one category of deposit accounts will not entice all account holders to move to a different account type. Compared to Table 11, the internal model which is reviewed monthly by Management, shows the bank more evenly balanced in the 1 and 3 year time horizons and as asset sensitive in all time frames. Under this scenario a rise in interest rates would cause Community Financial’s net interest income to increase.

Off-Balance Sheet Arrangements

     In the normal course of our business, we enter into certain off-balance sheet transactions that are connected with meeting the financing needs of our customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. In note 14 to our consolidated financial statements, we discuss in detail these off-balance sheet arrangements.

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

Item 7. Financial Statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Community Financial Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Community Financial Holding Company, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Holding Company, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

\s\ Porter Keadle Moore, LLP

Atlanta, Georgia
February 20, 2004

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks, including cash reserve requirements of $784,000 and $588,000, respectively	$2,972,743	3,233,411
Federal funds sold	6,800,546	10,747,622

Cash and cash equivalents	9,773,289	13,981,033

Investment securities available for sale	28,010,058	21,001,052
Other investments	269,734	100,034
Loans, net of allowances for loan losses of $1,663,829 and $1,598,956, respectively	152,125,069	126,603,048
Premises and equipment, net	5,709,560	5,808,134
Accrued interest receivable and other assets	1,600,740	1,562,117

	$197,488,450	169,055,418

Liabilities and Stockholders’ Equity
Deposits:
Demand	$18,091,055	14,352,872
Interest-bearing demand and money market	33,019,278	36,139,726
Savings	7,128,273	4,027,314
Time	121,816,593	98,828,822

Total deposits	180,055,199	153,348,734

Retail repurchase agreements	720,012	660,017
Accrued interest payable and other liabilities	580,563	509,126

Total liabilities	181,355,774	154,517,877

Commitments
Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares; 1,200,894 issued and outstanding	6,004,470	6,004,470
Additional paid-in capital	7,528,877	7,528,877
Retained earnings	2,558,011	815,892
Accumulated other comprehensive income	41,318	188,302

Total stockholders’ equity	16,132,676	14,537,541

	$197,488,450	169,055,418

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest and dividend income:
Interest on loans, including fees of $732,661, $677,659 and $529,807	$9,674,865	8,682,127	5,845,200
Interest on federal funds sold	103,291	120,099	270,855
Interest on government agencies securities	696,245	912,413	1,358,309
Interest on state, county and municipal securities	203,054	46,937	—
Interest on deposits with other banks	—	3,099	55,517
Interest and dividends on other investments	190,520	62,672	30,254

Total interest and dividend income	10,867,975	9,827,347	7,560,135

Interest expense:
Interest-bearing demand and money market	356,991	677,816	642,071
Savings	84,124	36,854	13,214
Time	3,757,028	3,544,560	3,385,398
Other	6,319	2,214	403

Total interest expense	4,204,462	4,261,444	4,041,086

Net interest income	6,663,513	5,565,903	3,519,049
Provision for loan losses	400,292	613,072	791,862

Net interest income after provision for loan losses	6,263,221	4,952,831	2,727,187

Other income:
Service charges on deposit accounts	407,392	337,924	251,322
Mortgage origination fees	187,183	177,507	150,522
Gains on sales of securities	70,064	3,601	—
Other	43,895	18,403	33,024

Total other income	708,534	537,435	434,868

Other expenses:
Salaries and employee benefits	2,387,722	2,039,086	1,737,747
Occupancy and equipment	398,149	401,341	275,154
Other	1,505,517	1,139,751	818,817

Total other expenses	4,291,388	3,580,178	2,831,718

Net earnings before income taxes	2,680,367	1,910,088	330,337
Income tax (expense) benefit	(938,248)	(687,364)	291,396

Net earnings	$1,742,119	1,222,724	621,733

Net earnings per common share:
Basic earnings per common share	$1.45	1.30	0.72

Diluted earnings per common share	$1.36	1.25	0.72

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Net earnings	$1,742,119	1,222,724	621,733
Other comprehensive income:
Unrealized holding gains on investment securities available for sale arising during period	(152,639)	138,012	14,103
Reclassification adjustment for (gains) losses on investment securities available for sale	(70,064)	(3,601)	—

Total other comprehensive income (loss) before tax	(222,703)	134,411	14,103

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during period	51,897	(46,924)	(4,795)
Reclassification adjustment for gains (losses) on investment securities available for sale	23,822	1,224	—

Total income taxes related to other comprehensive income (loss)	75,719	(45,700)	(4,795)

Total other comprehensive (loss) income, net of tax	(146,984)	88,711	9,308

Total comprehensive income	$1,595,135	1,311,435	631,041

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	Income	Total
Balance, December 31, 2000	$4,337,800	4,318,089	(1,028,565)	90,283	7,717,607
Unrealized gains on securities available for sale, net of tax	—	—	—	9,308	9,308
Net earnings	—	—	621,733	—	621,733

Balance, December 31, 2001	4,337,800	4,318,089	(406,832)	99,591	8,348,648
Proceeds from the sales of common stock, net of issuance costs of $122,552	1,666,670	3,210,788	—	—	4,877,458
Unrealized gains on securities available for sale, net of tax	—	—	—	88,711	88,711
Net earnings	—	—	1,222,724	—	1,222,724

Balance, December 31, 2002	6,004,470	7,528,877	815,892	188,302	14,537,541
Unrealized gains on securities available for sale, net of tax	—	—	—	(146,984)	(146,984)
Net earnings	—	—	1,742,119	—	1,742,119

Balance, December 31, 2003	$6,004,470	7,528,877	2,558,011	41,318	16,132,676

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$1,742,119	1,222,724	621,733
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation, amortization and accretion	417,412	192,251	138,649
Deferred income tax expense (benefit)	18,600	(119,600)	(433,200)
Provision for loan losses	400,292	613,072	791,862
Gain on sales of securities	(70,064)	(3,601)	—
Change in:
Accrued interest receivable and other assets	37,400	(226,057)	(165,070)
Accrued interest payable and other liabilities	52,833	199,278	16,674

Net cash provided by operating activities	2,598,592	1,878,067	970,648

Cash flows from investing activities:
Net change in deposits with other banks	—	199,000	1,900,000
Purchase of other investments	(169,700)	—	—
Purchase of investment securities	(29,907,592)	(15,221,829)	(18,459,565)
Proceeds from sales, calls, paydowns and maturities of investment securities	22,603,517	11,888,776	19,590,614
Net change in loans	(25,922,313)	(31,584,949)	(64,338,395)
Purchases of premises and equipment	(176,708)	(218,315)	(3,875,046)

Net cash used by investing activities	(33,572,796)	(34,937,317)	(65,182,392)

Cash flows from financing activities:
Proceeds from note payable	—	2,500,000	—
Repayment of note payable	—	(2,500,000)	—
Net change in federal funds purchased	—	(1,149,000)	1,149,000
Net change in retail repurchase agreements	59,995	660,017	—
Net change in deposits	26,706,465	39,277,585	58,550,748
Proceeds from issuance of common stock, net of offering costs	—	4,877,458	—

Net cash provided by financing activities	26,766,460	43,666,060	59,699,748

Net change in cash and cash equivalents	(4,207,744)	10,606,810	(4,511,996)
Cash and cash equivalents at beginning of period	13,981,033	3,374,223	7,886,219

Cash and cash equivalents at end of period	$9,773,289	13,981,033	3,374,223

Supplemental disclosures of cash flow information and noncash investing activities:
Cash paid for interest	$4,190,383	4,146,284	3,999,164
Cash paid for income taxes	$824,000	743,000	133,000
Change in unrealized loss on securities available for sale, net of tax	$(146,984)	88,711	9,308

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations

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

The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, money transfers and a variety of other banking services. The Bank has one banking office in Duluth (Gwinnett County), Georgia, and conducts its banking activities primarily in Gwinnett and surrounding counties. The Bank will open its first branch in Suwanee (Gwinnett County), Georgia in the first quarter or 2004.

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

Investment Securities

The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2003 and 2002, all securities were classified as available for sale.

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

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Other Investments

Other investments include equity securities of Community Financial Services, Inc. (The Bankers Bank) and FHLB stock, which have no readily determined fair value. These investments are carried at cost.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loans observable market price or at the fair value of the collateral, if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts that are due according to the contract and terms of the loan agreement will not be collected.

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

Management uses an outsourced independent loan review specialist on a quarterly basis to corroborate and challenge the internal loan grading system and methods used to determine the adequacy of the allowance for loan losses.

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

Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 as follows:

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount
For the year ended December 31, 2003:
Net earnings – basic	$1,742,119	1,200,894	$1.45

Effect of dilutive stock warrants	—	79,688

Net earnings – diluted	$1,742,119	1,280,582	$1.36

For the year ended December 31, 2002:
Net earnings – basic	$1,222,724	938,947	$1.30

Effect of dilutive stock warrants	—	42,500

Net earnings – diluted	$1,222,724	981,447	$1.25

For the year ended December 31, 2001:
Net earnings – basic	$621,733	867,560	$0.72

Effect of dilutive stock warrants	—	—

Net earnings – diluted	$621,733	867,560	$0.72

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) and other standard setting entities that do not require adoption until a future date are either not directly applicable at the present time or are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)	INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2003 and 2002 are as follows:

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$14,587,216	76,918	113,807	14,550,327
Mortgage backed securities	4,022,172	67,707	25,461	4,064,418
Municipal securities	5,268,674	33,809	61,522	5,240,961
Corporate securities	2,310,698	80,479	—	2,391,177
Trust preferred securities	1,758,693	4,482	—	1,763,175

	$27,947,453	263,395	200,790	28,010,058

	December 31, 2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$9,182,063	141,147	3,799	9,319,411
Mortgage backed securities	6,495,138	108,000	331	6,602,807
Municipal securities	3,030,742	13,947	8,641	3,036,048
Corporate securities	1,507,500	35,286	—	1,542,786
Trust preferred securities	500,000	—	—	500,000

	$20,715,443	298,380	12,771	21,001,052

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(2)	INVESTMENT SECURITIES, continued

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized		Unrealized	Fair	Unrealized
Description of securities	Value	Loss	Fair Value	Loss	Value	Loss
U.S. Government agencies	$7,868,438	113,807	—	—	7,868,438	113,807
Mortgage backed securities	1,866,543	24,068	76,993	1,393	1,943,536	25,461
Municipal securities	2,321,211	61,522	—	—	2,321,211	61,522

Temporarily impaired securities	$12,056,192	199,397	76,993	1,393	12,133,185	200,790

The amortized cost and estimated fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Within 1 year	$—	—
1 to 5 years	2,505,223	2,531,858
5 to 10 years	11,055,547	11,084,994
More than 10 years	10,364,511	10,328,788
Mortgage backed securities	4,022,172	4,064,418

	$27,947,453	28,010,058

Proceeds from sales of investment securities in 2003 and 2002 totaled $3,790,000 and $995,000, respectively. There were no sales of securities available for sale during 2001. Gross gains and losses are as follows:

	2003	2002
Gross gains on sales	$74,998	2,593
Gross losses on sales	(5,674)	—
Gross gains on calls	740	1,008

Net gains	$70,064	3,601

Securities with a carrying value of approximately $5,187,000 and $6,028,000 at December 31, 2003 and 2002, respectively were pledged to secure public deposits and for other purposes.

At December 31, 2003 and 2002, the Bank had no outstanding derivative financial instruments such as swaps, options, futures, or forward contracts.

(3)	LOANS

Major classifications of loans at December 31, 2003 and 2002, are summarized as follows:

		2003	2002
Commercial		$37,478,750	32,656,514
Real estate		105,707,711	84,000,838
Consumer		10,906,135	11,796,037

		154,092,596	128,453,389
Less:	Allowance for loan losses	1,663,829	1,598,956
	Unearned loan fees	303,698	251,385

	Net loans	$152,125,069	126,603,048

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(3)	LOANS, continued

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Gwinnett County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

An analysis of the activity in the allowance for loan losses is presented below:

	2003	2002	2001
Balance at beginning of year	$1,598,956	1,132,130	489,444
Provision for loan losses	400,292	613,072	791,862
Loans charged off	(369,412)	(149,131)	(150,686)
Recoveries on loans charged off	33,993	2,885	1,510

	$1,663,829	1,598,956	1,132,130

(4)	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2003 and 2002, are summarized as follows:

	2003	2002
Land	$1,369,959	1,369,959
Building	3,883,111	3,874,150
Equipment, furniture and vehicles	1,294,246	1,126,498

	6,547,316	6,370,607
Less: Accumulated depreciation and amortization	837,756	562,473

	$5,709,560	5,808,134

Depreciation expense and leasehold amortization was approximately $275,000, $278,500 and $141,600 for the years ended December 31, 2003, 2002 and 2001, respectively.

(5)	DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $54,833,000 and $44,339,500 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$74,803,751
2005	29,553,402
2006	9,210,747
2007	6,851,409
2008 and thereafter	1,397,284

$121,816,593

The Bank had brokered time deposits at December 31, 2003, of approximately $9,798,000.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(6)	FHLB BORROWING AGREEMENT

In 2003, the Bank entered into an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities. Any amounts advanced by the FHLB would be collateralized under a Blanket Floating Lien covering all of the Bank’s 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. Additionally, the FHLB allows for borrowing utilizing other assets as collateral such as investments, cash balances and other types of loans. At December 31, 2003, the Bank had lending guidelines that would allow for approximately $19.7 million of borrowings from the FHLB.

(7)	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Current	$919,648	806,964	270,004
Deferred	18,600	(108,800)	(25,400)
Utilization of net operating loss	—	(10,800)	(128,200)
Change in valuation allowance	—	—	(407,800)

	$938,248	687,364	(291,396)

The difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
Pretax income at statutory rate	$911,300	649,400	112,300
Add:
Tax exempt income	(62,700)	(15,800)	—
Change in valuation allowance	—	—	(407,800)
Other, primarily state income taxes	89,648	53,764	4,104

	$938,248	687,364	(291,396)

The following summarizes the sources and expected tax consequences of future taxable deductions (income), which comprise the net deferred taxes at December 31, 2003 and 2002.

	2003	2002
Deferred income tax assets:
Allowance for loan losses	$544,000	546,700
Organizational and preopening costs	24,800	46,800
Other	17,400	2,100

Total gross deferred income tax assets	586,200	595,600

Deferred income tax liabilities:
Net unrealized gain on investment securities	(21,300)	(97,100)
Premises and equipment	(52,000)	(42,800)

Total gross deferred income tax liabilities	(73,300)	(139,900)

Net deferred income tax benefit	$512,900	455,700

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(8)	EMPLOYEE BENEFIT PLAN

Beginning in 2000, the Bank adopted a defined contribution plan, intended to comply with the requirements of section 401(k) of the Internal Revenue Code, covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are made each payroll period and are approved annually by the Board of Directors. The Bank matched each participant’s contributions up to 3% of the participant’s eligible compensation, which amounted to $51,800, $45,900 and $37,500 in 2003, 2002 and 2001, respectively.

(9)	STOCKHOLDERS’ EQUITY

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

The warrants were not immediately exercisable. The right to exercise the warrants vested with respect to one-third (1/3) of the warrant shares on October 18, 2000, October 18, 2001 and October 18, 2002. All warrants were fully vested at December 31, 2003. The Bank has the right, upon notice from its regulators that the Bank is capital deficient, to require each organizer to exercise or forfeit all of his/her warrants within twenty-one days of the Bank’s call for the exercise of the warrants.

(10)	DIVIDEND RESTRICTIONS

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2004 without prior approval is approximately $903,000.

(11)	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 2003 and 2002, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(11)	REGULATORY MATTERS

Actual capital amounts and ratios are also presented in the table (amounts presented in thousands).

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$17,755	10.46%	$13,589	≥8.0%	$	N/A	N/A
Bank only	$17,621	10.37%	$13,589	≥8.0%		$16,987	≥10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$16,091	9.48%	$6,795	≥4.0%	$	N/A	N/A
Bank only	$15,957	9.39%	$6,795	≥4.0%		$10,192	>6.0%
Tier I Capital (to Average Assets)
Consolidated	$16,091	8.31%	$7,751	≥4.0%	$	N/A	N/A
Bank only	$15,957	8.23%	$7,751	≥4.0%		$9,689	≥5.0%
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$15,949	11.11%	$11,463	≥8.0%	$	N/A	N/A
Bank only	$14,750	10.29%	$11,463	≥8.0%		$14,329	≥10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$14,350	10.00%	$5,732	≥4.0%	$	N/A	N/A
Bank only	$13,151	9.18%	$5,732	≥4.0%		$8,597	>6.0%
Tier I Capital (to Average Assets)
Consolidated	$14,350	8.78%	$6,538	≥4.0%	$	N/A	N/A
Bank only	$13,151	8.05%	$6,538	≥4.0%		$8,713	≥5.0%

(12)	MISCELLANEOUS OPERATING EXPENSES

Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

	2003	2002	2001
Stationary and supplies	$75,326	61,755	65,938
Legal and professional fees	$273,603	171,580	66,378
Data processing fees	$255,659	251,065	169,324
Advertising and public relations	$95,600	106,796	57,979
Business development	$164,464	55,028	74,571

(13)	RELATED PARTY TRANSACTIONS

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2003:

Beginning balance	$3,077,815
Loans advanced	1,774,573
Repayments	(1,903,828)

Ending balance	$2,948,560

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(13)	RELATED PARTY TRANSACTIONS, continued

The aggregate amount of deposits of directors and executive officers and their affiliates amounted to approximately $3,497,000 and $3,245,000 at December 31, 2003 and 2002, respectively.

(14)	COMMITMENTS

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	Approximate
	Contract Amount
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$29,281,000	24,023,000
Standby letters of credit	$969,000	293,000

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

The Bank has obtained lines of credit available with correspondent banks to purchase federal funds. At December 31, 2003, unused lines of credit totaled $9,300,000.

(15)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(15)	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

Securities Sold Under Retail Repurchase Agreements

The carrying value securities sold under retail repurchase agreements approximates fair value.

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

The carrying amount and estimated fair values of the Bank’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$9,773,289	9,773,289	13,981,033	13,981,033
Investment securities	$28,010,058	28,010,058	21,001,052	21,001,052
Other investments	$269,734	269,734	100,034	100,034
Loans	$152,125,069	156,454,069	126,603,048	131,110,356
Liabilities:
Deposits	$180,055,199	181,696,970	153,348,734	155,486,034
Retail repurchase agreements	$720,012	720,012	660,017	660,017

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(16)	CONDENSED FINANCIAL INFORMATION OF COMMUNITY FINANCIAL HOLDING COMPANY, INC.

Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Cash	$119,554	1,155,359
Investment in subsidiary	15,998,483	13,338,572
Income taxes receivable	31,139	43,610

	$16,149,176	14,537,541

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$16,500	—
Stockholders’ equity	16,132,676	14,537,541

	$16,149,176	14,537,541

Statements of Earnings
For the Year Ended December 31, 2003 and 2002

	2003	2002
Equity in undistributed earnings of bank subsidiary	$1,806,894	1,301,213
Other operating expenses	(102,817)	(124,586)

Earnings before income taxes	1,704,077	1,176,627
Income tax benefit	38,042	46,097

Net earnings	$1,742,119	1,222,724

Statements of Cash Flows
For the Year Ended December 31, 2003 and 2002

Cash flows from operating activities:
Net earnings	$1,742,119	1,222,724
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in undistributed earnings of bank subsidiary	(1,806,894)	(1,301,213)
Change in other assets and liabilities, net	28,970	(43,610)

Net cash used by operating activities	(35,805)	(122,099)

Cash flows from investing activities consisting of contributions to subsidiary	(1,000,000)	(3,600,000)

Cash flows from financing activities:
Proceeds from note payable	—	2,500,000
Repayment of note payable	—	(2,500,000)
Proceeds from issuance of common stock, net of offering costs	—	4,877,458

Net cash provided by financing activities	—	4,877,458

Net change in cash	(1,035,805)	1,155,359
Cash and cash equivalents at beginning of the period	1,155,359	—

Cash and cash equivalents at end of the period	$119,554	1,155,359

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information contained under the section captioned Proposal I - Election of Directors and Section 16(a) Beneficial Ownership in the Company’s definitive proxy statement for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

     The Company adopted a Code of Ethics which is incorporated in the Employee Handbook. The document is published on its website at www.gwinnettcommunitybank.com and is also attached as Exhibit 14. A copy of the Code of Ethics may be obtained without charge upon written request to the Secretary of the Company.

     The Audit Committee has at least one financial expert, J. Terry Gordon, who is also an independent director and the Chairman of the Audit Committee.

Item 10. Executive Compensation.

The information contained under the section captioned “Director and Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information contained under the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

3.1	Articles of Incorporation of Community Financial (incorporated by reference to Exhibit 3.1 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

3.2	Bylaws of Community Financial (incorporated by reference to Exhibit 3.2 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

4.1	See exhibits 3.1 and 3.2 for provisions of Community Financial’s Articles of Incorporation and Bylaws defining the rights of shareholders.

4.2	Specimen certificate representing shares of Community Financial’s common stock (incorporated by reference to Exhibit 4.2 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

10.1	Agreement between Fiserv Solutions, Inc. and Gwinnett Community Bank dated June 8, 1999 (incorporated by reference to Exhibit 10.1 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

10.2	Form of Organizer Warrant (incorporated by reference to Exhibit 10.1 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

10.3	Executive Employment Agreement for Thomas J. Martin effective January 1, 2004. *

10.4	Executive Employment Agreement for Ann K. Marshall effective January 1, 2004. *

10.5	Executive Employment Agreement for Donald W. Tew effective January 1, 2004. *

10.6	Description of Management Bonus Plan*

10.7	Executive Long-Term Care Policy*

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

24.1	Power of Attorney (see signature page to this Report on Form 10-KSB)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

*     The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

(b)	Reports on Form 8-K.

     None.

Item 14. Principal Accountant Fees and Services.

The information contained under the section captioned “Ratification of Appointment of Auditors” in the Company’s Proxy Statement is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL HOLDING COMPANY, INC.

	By:	/s/ Thomas J. Martin

Dated: March 25, 2004		Thomas J. Martin
President and Chief Executive Officer (Duly Authorized
Representative)

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Thomas J. Martin and Ann K. Marshall, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of the, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Martin Thomas J. Martin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2004

/s/ Ann K. Marshall Ann K. Marshall	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 25, 2004

/s/ Frank W. Bell, Jr. Frank W. Bell, Jr.	Director	March 25, 2004

/s/ James B. Braden James B. Braden	Director	March 25, 2004

/s/ J. Terry Gordon J. Terry Gordon	Director	March 25, 2004

/s/ Miles H. Mason, III Miles H. Mason, III, M.D.	Director	March 25, 2004

/s/ Don F. Phillips Don F. Phillips, Jr.	Director	March 25, 2004

/s/ Daniel E. Reeves Daniel E. Reeves	Director	March 25, 2004

/s/ Franklin M. Rinker Franklin M. Rinker	Director	March 25, 2004