Form 10QSB
period 2004-03-31
COMMUNITY FINANCIAL HOLDING CO INC
filed 2004-05-14
CIK 1174786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 333-89972

Community Financial Holding Company, Inc.

(Exact name of registrant as specified in its charter)

Georgia	04-3641019

(State of Incorporation)	(I.R.S. Employer Identification No.)

2775 Buford Highway Duluth, Georgia	30096

(Address of principal executive offices)	(Zip Code)

770-476-2775

(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  [X]  No  [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,894 shares of Common Stock, par value $5 per share, outstanding as of May 14, 2004.

     Transitional Small Business Disclosure Format (check one): Yes  [  ]  No  [X]

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2004
(Unaudited)

Assets
Cash and due from banks	$5,246,114
Federal funds sold	23,825,101

Cash and cash equivalents	29,071,215
Investment securities available for sale	28,619,696
Other investments	463,234
Loans	161,502,299
Less: Unearned income	307,730
Allowance for loan losses	1,810,695

Loans, net	159,383,874
Premises and equipment, net	5,805,579
Other assets	1,506,750

$224,850,348

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$20,273,448
Interest-bearing	180,886,218

Total deposits	201,159,666
Retail repurchase agreements	635,341
Accrued interest payable and other liabilities	782,006
Junior subordinated debentures	5,671,000

Total liabilities	208,248,013

Common stock, $5 par value, 10,000,000 shares authorized; 1,200,894 shares issued and outstanding	6,004,470
Additional paid-in capital	7,528,877
Retained earnings	2,800,375
Accumulated other comprehensive income	268,613

Total stockholders’ equity	16,602,335

$224,850,348

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Interest income:
Interest and fees on loans	$2,670,867	2,327,971
Interest on taxable investment securities	188,257	175,999
Interest on non-taxable investment securities	47,514	39,032
Interest on federal funds sold	22,536	33,343
Other	53,693	32,485

Total interest income	2,982,867	2,608,830
Interest expense – Deposits and repurchase agreements	1,094,579	1,061,373

Net interest income	1,888,288	1,547,457
Provision for loan losses	148,756	104,000

Net interest income after provision for loan losses	1,739,532	1,443,457

Other operating income:
Service charges and fee income	97,159	96,009
Mortgage origination fees	16,147	61,474
Securities gains	9,666	—
Other	22,284	15,151

Total other income	145,256	172,634

Other operating expense:
Salaries and employee benefits	758,998	591,775
Occupancy and equipment	125,494	91,879
Other operating expense	364,010	328,254

Total other operating expense	1,248,502	1,011,908

Earnings before income taxes	636,286	604,183
Income tax expense	213,788	201,861

Net earnings	$422,498	402,322

Net earnings per common share:
Basic earnings per common share	.35	.34

Diluted earnings per common share	.33	.32

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Net earnings	$422,498	402,322

Other comprehensive income, net of tax:
Unrealized holding gains on investment securities available for sale arising during the period	354,050	112,720
Reclassification adjustment for gains on investment securities available for sale	(9,666)	—

Total other comprehensive income, before tax	344,384	112,720

Income taxes related to other comprehensive income:
Unrealized holding gains on investment securities available for sale arising during the period	(120,377)	(38,325)
Reclassification adjustment for gains on investment securities available for sale	3,286	—

Total income taxes related to other comprehensive income	(117,091)	(38,325)

Total other comprehensive income, net of tax	227,293	74,395

Comprehensive income	$649,791	476,717

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$422,498	402,322
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	148,756	104,000
Depreciation, amortization and accretion, net	106,995	98,464
Gain on sale of investment securities	(9,666)	—
Change in other assets and other liabilities	116,711	18,677

Net cash provided by operating activities	785,294	623,463

Cash flows from investing activities:
Proceeds from sales, maturities, calls and paydowns of investment securities available for sale	3,714,421	5,169,431
Purchases of investment securities available for sale	(4,190,240)	(4,936,152)
Net change in loans	(7,407,562)	(2,297,556)
Purchases of premises and equipment	(176,283)	(23,811)

Net cash used by investing activities	(8,059,664)	(2,088,088)

Cash flows from financing activities:
Net change in deposits	21,104,467	10,866,740
Net change in securities sold under retail repurchase agreements	(84,671)	240,053
Proceeds from issuance of junior subordinated debentures	5,671,000	—
Debt issuance costs paid on junior subordinated debentures	(118,500)	—

Net cash provided by financing activities	26,572,296	11,106,793

Net change in cash and cash equivalents	19,297,926	9,642,168
Cash and cash equivalents at beginning of period	9,773,289	13,981,033

Cash and cash equivalents at end of period	$29,071,215	23,623,201

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$1,130,120	1,131,348

Cash paid for taxes	$162,000	258,004

Change in net unrealized gains on investment securities available for sale, net of tax	$227,293	74,395

Dividends declared on common stock	$180,134	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The consolidated financial statements include the accounts of Community Financial Holding Company, Inc. (the “Company”) and its wholly owned subsidiary, Gwinnett Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2)	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months ended March 31, 2004 and 2003 are as follows:

		Average
	Net	Shares	Per Share
	Earnings	Outstanding	Amount
For the three months ended March 31, 2004:
Net earnings – basic	$422,498	1,200,894	$0.35

Effect of dilutive stock warrants	—	94,444

Net earnings – diluted	$422,498	1,295,338	$0.33

For the three months ended March 31, 2003:
Net earnings – basic	$402,322	1,200,894	$0.34

Effect of dilutive stock warrants	—	70,833

Net earnings – diluted	$402,322	1,271,727	$0.32

(3)	Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses is presented below:

	For the three months ended
	March 31,
	2004	2003
Balance at beginning of period	$1,663,829	1,598,956
Provision for loan losses	148,756	104,000
Loans charged off	4,934	41,634
Recoveries on loans charged off	3,044	300

	$1,810,695	1,661,622

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(4)	Junior Subordinated Debentures

On March 26, 2004, the Company issued, through a wholly owned Delaware statutory trust, CFHC Capital Trust I (the “Trust”), $5,500,000 of preferred beneficial interests in the Company’s unsecured junior subordinated debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $5,671,000 of junior subordinated debentures of the Company, which carry a floating rate of interest equal to the prime rate of interest published in the “Money Rates” table in the Eastern Edition of The Wall Street Journal plus 12.5 basis points. At March 31, 2004, this rate was 4.125%. Of the proceeds received by the Company from the sale of the junior subordinated debentures, $5,000,000 was used to strengthen the capital position of the Bank and the remainder will be used to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust.

The trust preferred securities accrue and pay distributions quarterly, at an interest rate equal to the prime rate published in the “Money Rates” table in the Eastern Edition of The Wall Street Journal plus 12.5 basis points on the stated liquidation value of $50,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the trust preferred securities, the redemption price with respect to any trust preferred securities called for redemption by the Trust, and payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.

The trust preferred securities are mandatorily redeemable upon maturity of the debentures on December 31, 2034, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after December 31, 2009. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

For the Three-Months Ended
March 31, 2004 and 2003

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

Financial Condition

Total assets at March 31, 2004, were $224.8 million, representing a $27.4 million, or 13.85%, increase from December 31, 2003. The growth was primarily due to an aggressive rate program on certificates of deposit. Deposits increased $21.1 million, or 11.7%, from December 31, 2003. Gross loans increased $7.4 million, or 4.81%, from December 31, 2003. The allowance for loan losses at March 31, 2004, totaled $1.8 million, representing 1.12% of total loans compared to the December 31, 2003 total of $1.7 million, representing 1.08% of total loans. Cash and cash equivalents increased $19.3 million, or 197%, from December 31, 2003.

Non-accrual loans as of March 31, 2004 totaled $209,000, representing a decrease of $351,000, or 37%, from December 31, 2003. The balance in non-accrual loans consists of four borrowers. One loan totaling $82,000 is collateralized by paving equipment. The borrower has commenced regular principal reductions; however, management believes it prudent to keep the account on a non-accrual status until a regular payment history can be established. The second loan totaling $88,000 is collateralized by an automobile. Although the account is not currently past due, the Bank has agreed to assist the borrower in finding a buyer for the automobile. Once this has been accomplished, the Bank will set up terms for the repayment of the remaining principal balance. The remaining balance of $39,000 in non-accruals is made up of two loans. A specific allowance of approximately $31,400 has been set aside to absorb losses on these loans. Non-accrual loans as of December 31, 2003 totaled $560,000.

Other real estate (ORE) totaled $35,000. The repossessed property has been sold and the funds will be held in escrow until a zoning contingency is cleared. The Bank expects to recover the balance in ORE as well as $35,000 of the $42,000, which was charged-off in 2003.

On March 26, 2004, the Company, through its subsidiary, CFHC Capital Trust I issued floating rate trust preferred securities. The Company raised gross proceeds of $5,671,000 from the sale of the capital securities, for a net amount of $5,500,000 after debt issuance costs. The Company contributed $5,000,000 of capital to the Bank and the remaining proceeds will be used for current and future growth of the Company. The capital infusion is considered Tier 1 capital for regulatory capital purposes and is reported as a long-term debt obligation of the Company.

In addition, in the first quarter of 2004, the Company declared a $.15 per share dividend to shareholders of record as of April 1, 2004, payable on May 1, 2004.

Results of Operations

For the three months ended March 31, 2004, the Company reported net earnings of $422,498, or $.33 per diluted share, compared to $402,322, or $.32 per diluted share, for the same period in 2003.

Net interest income increased $340,831, or 22.0%, in the first three months of 2004 compared to the same period for 2003. Interest income for the first three months of 2004 was $2,982,867, representing an increase of $374,307, or 14.3%, over the same period in 2003. Interest expense for the first three months of 2004 increased $33,206, 3.1%, compared to the same period in 2003. Net interest margin for the three months ended March 31, 2004 and 2003, was 3.61 and 3.83%, respectively. The primary reason net interest income increased from 2003 to 2004 is due to the Bank’s increased volume of loans. The Bank’s internal interest rate risk model indicates the Bank is asset sensitive. In the event that interest rates rise, the net interest income would increase.

The provision for loan losses for the first three months of 2004 increased $44,756 compared to the same period for 2003, primarily due to the increase in loans and to provide additional allowance for an increase in non-performing loans. Net loan charge-offs for the three months ended March 31, 2004, were $1,890 compared to $41,634 for the same period in 2003. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income decreased for the three months ended March 31, 2004, by approximately $27,400, or 15.9%, compared to the same period in 2003, primarily due to a decrease in mortgage loan origination income resulting from a decline in volume of the number of mortgage loans processed as most of those wishing to refinance have already done so. A portion of the $45,000 decline in mortgage origination income was offset by an increase of $16,000 in income from arrangements with a securities broker and other rental income.

Other operating expenses for the three months of 2004 increased approximately $236,600, or 23.3%, compared to the first three months in 2003. The increase is attributable to: salary expense for the addition of new employees, including employees of the Company’s first branch which was opened during the first quarter, and merit salary increases totaling $167,000; an increase in occupancy expense of $33,000 (primarily due to depreciation expense on the increase in fixed assets, including those of the new branch) and other operating expense increases of $36,000 for increased security costs and data processing costs (due to the growth in the number of accounts).

The effective income tax rate for the first three months of 2004 was approximately 33.6% compared to 33.4% for the first three months of 2003.

Capital

The following tables present consolidated and bank only regulatory capital ratios at March 31, 2004:

	Consolidated	Bank Only
Risk-Based Capital Ratios
Tier 1 Capital, Actual	9.02%	11.84%
Tier 1 Capital minimum requirement	4.00%	4.00%

Excess	5.02%	7.84%

Total Capital, Actual	10.02%	12.84%
Total Capital minimum requirement	8.00%	8.00%

Excess	2.02%	4.84%

Leverage Ratio
Tier 1 Capital to adjusted total assets (“Leverage Ratio”), Actual	7.90%	10.34%
Minimum leverage requirement	3.00%	3.00%

Excess	4.90%	7.34%

The capital treatment of trust preferred securities is currently under review by the Federal Reserve Bank. Depending on the results of that review, trust preferred securities may no longer qualify as Tier 1 capital. In July 2003, the Federal Reserve Bank issued a Supervision and Regulation letter requiring bank holding companies to continue to follow current instructions for reporting trust preferred securities in regulatory reports. Accordingly, the Company will continue to report trust preferred securities as Tier 1 capital until further notice from the Federal Reserve Bank. In the event that trust preferred securities would be disallowed for Tier 1 capital ratio calculations, the Bank would continue to maintain in excess of the required minimum capital.

Item 3. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management has reviewed the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) of the Company as of a date within 90 days prior to this quarterly report (the “Evaluation Date”). Management believes that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within the company and its consolidated subsidiaries. To management’s knowledge, there were no significant changes in internal controls or in other factors that could materially affect internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On March 26, 2004, the Company completed a private placement of $5,500,000 of floating rate trust preferred securities (the “Capital Securities”).

In that offering:

(1)	The Company organized CFHC Capital Trust I, a Delaware statutory trust (the “Trust”). The Trust is governed by an Amended and Restated Trust Agreement dated March 26, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee (the “Trustee”), and the administrators of the Trust named in the Amended and Restated Trust Agreement.

(2)	The Company issued and sold to the Trust approximately $5,671,000 in aggregate principal amount of its unsecured junior subordinated debentures, which were issued under a Junior Subordinated Indenture dated as of March 26, 2004, by and between the Company and Wilmington Trust Company, as Trustee (the “Indenture”).

(3)	The Trust issued and sold to outside investors $5,500,000 of Capital Securities with a maturity date of March 26, 2034 and a liquidation value of $50,000 per Capital Security.

(4)	The Trust issued and sold to the Company $171,000 of its common securities, making the Company the only holder of the Trust’s common securities.

(5)	The Trust used the proceeds from the sale of the Capital Securities and the common securities to purchase the junior subordinated debentures from the Company.

(6)	Under a Guarantee Agreement dated as of March 26, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, the Company fully and unconditionally guaranteed the payments of all amounts due on the Capital Securities, except that the Company’s guarantee is limited to the extent the Trust actually has funds available for payment of distributions and does not apply where the Trust does not have sufficient funds to make payments on the preferred capital securities.

Both the junior subordinated debentures that the Company issued and the Capital Securities and common securities that the Trust issued bear interest at a floating rate equal to the prime rate of interest as announced in the Money Rates section of Eastern Edition of The Wall Street Journal plus 12.5 basis points, payable quarterly on the last business day of each March, June, September and December, with a maturity of December 31, 2034. When the Company makes principal and interest payments to the Trust, as the holder of the junior subordinated debenture, the Trust, in turn makes payment of principal and interest to holders of the Capital Securities and common securities.

The Company received $5,671,000 of gross proceeds from the transaction, and $5,500,000 in net proceeds. The Capital Securities were issued and sold only to “accredited investors”, as such term is defined in Rule 501(a) promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”). The Company and the Trust relied on the exemption from registration provided by Section 4(2) of the Securities Act in reliance upon Rule 506 of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report:

10.1	Amended and Restated Trust Agreement dated as of March 26, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee

10.2	Guarantee Agreement dated as of March 26, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee

10.3	Junior Subordinated Indenture dated as of March 26, 2004, by and between the Company and Wilmington Trust Company, as Trustee

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	On March 30, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, reporting the completion of a private placement of $5,500,000 of floating rate trust preferred securities.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Financial Holding Company, Inc.

Date: May 14, 2004	By:	/s/ Thomas J. Martin

Thomas J. Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2004	By:	/s/ Ann K. Marshall

Ann K. Marshall
Chief Financial Officer
(Principal Accounting Officer)