Form 10QSB
period 2004-06-30
COMMUNITY FINANCIAL HOLDING CO INC
filed 2004-08-13
CIK 1174786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes [X]    No [   ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,894 shares of common stock, par value $5 per share outstanding as of August 13, 2004.

     Transitional Small Business Disclosure Format (check one):  Yes  [   ]   No [X]

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2004
(Unaudited)

Assets
Cash and due from banks	$4,168,961
Federal funds sold	4,733,583

Cash and cash equivalents	8,902,544
Investment securities available for sale	39,527,703
Other investments	463,234
Loans	172,896,163
Less: Unearned income	422,159
Allowance for loan losses	1,945,099

Loans, net	170,528,905
Premises and equipment, net	5,773,431
Other assets	2,290,936

$227,486,753

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$24,247,188
Interest-bearing	179,974,626

Total deposits	204,221,814
Retail repurchase agreements	850,024
Accrued interest payable and other liabilities	562,523
Junior subordinated debentures	5,671,000

Total liabilities	211,305,361

Stockholders equity:
Common stock, $5 par value; 10,000,000 shares authorized; 1,200,894 shares issued and outstanding	6,004,470
Additional paid-in capital	7,528,877
Retained earnings	3,224,814
Accumulated other comprehensive loss	(576,769)

Total stockholders’ equity	16,181,392

$227,486,753

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$2,735,986	2,347,701	5,406,853	4,681,524
Interest on taxable investment securities	272,885	168,727	461,143	351,271
Interest on non-taxable investment securities	61,967	54,984	109,480	87,471
Interest on federal funds sold	30,870	37,848	53,407	71,191
Other	50,887	46,712	104,580	79,197

Total interest income	3,152,595	2,655,972	6,135,463	5,270,654
Interest expense – Deposits and repurchase agreements	1,230,737	1,055,625	2,325,316	2,116,998

Net interest income	1,921,858	1,600,347	3,810,147	3,153,656
Provision for loan losses	155,565	147,000	304,322	251,000

Net interest income after provision for loan losses	1,766,293	1,453,347	3,505,825	2,902,656

Other operating income:
Service charges and fee income	121,012	94,652	218,171	193,505
Mortgage origination	25,047	57,995	41,194	119,469
Securities gains	—	—	9,666	—
Other	13,773	4,116	36,057	10,563

Total other income	159,832	156,763	305,088	323,537

Other operating expense:
Salaries and employee benefits	762,772	584,236	1,521,769	1,176,011
Occupancy and equipment	137,185	92,326	262,679	184,205
Other operating expense	379,345	391,032	743,356	719,278

Total other operating expense	1,279,302	1,067,594	2,527,804	2,079,494

Earnings before income taxes	646,823	542,516	1,283,109	1,146,699
Income tax expense	222,384	193,094	436,172	394,955

Net earnings	$424,439	349,422	846,937	751,744

Basic earnings per common share	$.35	.29	.71	.63

Diluted earnings per common share	$.33	.27	.65	.59

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	2004	2003	2004	2003
Net earnings	$424,439	349,422	846,937	751,744

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(1,280,881)	281,109	(926,831)	393,829
Reclassification adjustment for gains on investment securities available for sale	—	—	(9,666)	—

Total other comprehensive income (loss), before tax	(1,280,881)	281,109	(936,497)	393,829

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	435,500	(95,377)	315,123	(133,702)
Reclassification adjustment for gains on investment securities available for sale	—	—	3,286	—

Total income taxes related to other comprehensive income (loss)	435,500	(95,377)	318,409	(133,702)

Total other comprehensive income, net of tax	(845,381)	185,732	(618,088)	260,127

Comprehensive income (loss)	$(420,942)	535,154	228,849	1,011,871

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$846,937	751,744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	304,322	251,000
Depreciation, amortization and accretion, net	210,965	201,632
Gain on sale of investment securities	(9,666)	—
Change in other assets and other liabilities	(271,426)	(200,543)

Net cash provided by operating activities	1,081,132	1,003,833

Cash flows from investing activities:
Proceeds from sales of investment securities	2,492,494	—
Proceeds from maturities, calls and paydowns of investment securities available for sale	2,378,802	10,890,108
Purchases of investment securities available for sale	(17,358,070)	(16,607,264)
Purchases of other investments	(193,500)	—
Net change in loans	(18,708,158)	(4,895,127)
Purchases of premises and equipment	(232,538)	(50,878)

Net cash used by investing activities	(31,620,970)	(10,663,161)

Cash flows from financing activities:
Net change in deposits	24,166,615	12,854,764
Net change in securities sold under repurchase agreements and federal funds purchased	130,012	290,045
Proceeds from issuance of junior subordinated debt	5,671,000	—
Debt issuance costs paid on junior subordinated debentures	(118,500)	—
Dividends paid on common stock	(180,034)	—

Net cash provided by financing activities	29,669,093	13,144,809

Net change in cash and cash equivalents	(870,745)	3,485,481
Cash and cash equivalents at beginning of period	9,773,289	13,981,033

Cash and cash equivalents at end of period	$8,902,544	17,466,514

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$2,241,269	2,118,427
Cash paid for income taxes	$693,500	557,000
Change in net unrealized gains (losses) on investment securities available for sale, net of tax	$(618,088)	260,127

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

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

(2)	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months and the six months ended June 30, 2004 and 2003 are as follows:

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount
For the three months ended June 30, 2004:
Net earnings – basic	$424,439	1,200,894	$.35
Effect of dilutive stock warrants	—	94,444	(.02)

Net earnings – diluted	$424,439	1,295,338	$.33

For the three months ended June 30, 2003:
Net earnings – basic	$349,422	1,200,894	$.29
Effect of dilutive stock warrants	—	79,688	(.02)

Net earnings – diluted	$349,422	1,280,582	$.27

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount
For the six months ended June 30, 2004:
Net earnings – basic	$846,937	1,200,894	$.71
Effect of dilutive stock warrants	—	94,444	(.06)

Net earnings – diluted	$846,937	1,295,338	$.65

For the six months ended June 30, 2003:
Net earnings – basic	$751,744	1,200,894	$.63
Effect of dilutive stock warrants	—	75,404	(.04)

Net earnings – diluted	$751,744	1,276,298	$.59

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)	Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses is presented below:

	For the three months ended		For the six months ended
	June 30		June 30
	2004	2003	2004	2003
Balance at beginning of period	$1,810,695	1,661,622	1,663,829	1,598,956
Provision for loan losses	155,565	147,000	304,322	251,000
Loans charged off	(23,111)	(184,600)	(28,046)	(226,234)
Recoveries on loans charged off	1,950	339	4,994	639

Total	$1,945,099	1,624,361	1,945,099	1,624,361

(4)	Junior Subordinated Debentures

On March 26, 2004, the Company issued, through a wholly owned Delaware statutory trust, CFHC Capital Trust I (the “Trust”), $5,500,000 of preferred beneficial interests in the Company’s unsecured junior subordinated debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $5,671,000 of junior subordinated debentures of the Company, which carry a floating rate of interest equal to the prime rate of interest published in the “Money Rates” table in the Eastern Edition of The Wall Street Journal plus 12.5 basis points. At June 30, 2004, this rate was 4.375%. Of the proceeds received by the Company from the sale of the junior subordinated debentures, $5,000,000 was used to strengthen the capital position of the Bank and the remainder will be used to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust.

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

For the Six Months in the Periods Ended
June 30, 2004 and 2003

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

Financial Condition

Total assets at June 30, 2004, were $227.5 million representing a $30 million (15.1%) increase from December 31, 2003. Deposits increased $24.2 million (13.4%) from December 31, 2003. Gross loans increased $18.8 million (12.27%) from December 31, 2003. The allowance for loan losses at June 30, 2004, totaled $1.9 million, representing 1.13% of total loans compared to the December 31, 2003 total of $1.7 million, representing 1.08% of total loans. Cash and cash equivalents decreased by $871,000 (8.9%) from December 31, 2003.

Non-accrual loans totaled $180,000 at June 30, 2004, a decrease of $380,000 (67.9%) since December 31, 2003. The decrease is attributed to the liquidation of collateral on a loan to an equipment company. In addition, the liquidation resulted in the recovery of interest and fees totaling $65,428. The bankruptcy trustee also recovered funds in which the Bank has a claim. All recovered funds will be applied to the remaining charged-off balances on that account. At June 30, 2004, there were three customers with non-accrual loans. One loan secured by paving equipment totaling $80,389 has reduced the debt by $5,000 this year by making regular principal payments; another loan totaling $88,539 reduced the debt by $27,000 and has refinanced the remaining balance; and lastly a consumer debt totaling $11,000 remains on non-accrual and has been deemed doubtful and 50% of the balance has been set aside to absorb a possible loss on this account. Management believes the allowance for loan losses is adequate to absorb losses on these accounts, but there can be no assurance that this will be the case.

Components of non-performing assets at June 30, 2004 and December 31, 2003, are as follows:

	June 30, 2004	December 31, 2003
Other real estate and repossessions	$34,600	34,600
Accruing loans 90 days or more past due	$0	0
Non-accrual loans	$180,000	560,000

Our subsidiary bank, Gwinnett Community Bank, was most recently examined by its primary regulatory authority as of June 2003. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Other real estate (ORE) totaled $35,000 at June 30, 2004. The repossessed property was subsequently sold and the funds will be held in escrow until a zoning contingency is cleared. The Bank expects to recover the balance in ORE as well as $35,000 of the $42,000, which was charged-off in 2003.

On March 26, 2004, the Company, through its subsidiary, CFHC Capital Trust I, issued floating rate trust preferred securities. The Company raised gross proceeds of $5,671,000 from the sale of the capital securities, for a net amount of $5,381,500 after debt issuance costs. The Company contributed $5,000,000 of capital to the Bank and the remaining proceeds will be used for current and future growth of the Company. Subject to the restrictions set forth in the proposed rule recently released by the Federal Reserve Bank with respect to the capital treatment of trust-preferred securities, the capital infusion will continue to be considered Tier 1 capital for regulatory capital purposes and is reported as a long-term debt obligation of the Company. The Federal Reserve Bank’s proposed rule provides for, among other things, the continued treatment of trust-preferred securities meeting certain guidelines as Tier 1 capital subject to a reduction in the amount of trust-preferred securities eligible for such treatment and changes the way the trust-preferred securities will be accounted for in the five years before they mature effectively amortizing the amount that is treated as Tier 1 capital. The Federal Reserve Bank expects that this rule will become effective March 31, 2007.

Results of Operations

For the six months ended June 30, 2004, we had net earnings of $847,000, or $.65 per diluted share, compared to $752,000, or $.59 per diluted share, for the same period in 2003. Net earnings for the six months ended June 30, 2004, increased by $75,000 (21.5%) compared to the same period in 2003. Net earnings this quarter versus last quarter increased $1,941 (.04%). The primary reason the earnings remained the same was due to the lack of growth this quarter. The Company focused on deploying the cash obtained in the first quarter in an aggressive deposit campaign. The funds were invested in securities and loans during the second quarter of 2004.

Net interest income increased $657,000 (20.8%) in the first six months of 2004 compared to the same period for 2003. Interest income for the first six months of 2004 was $6.1 million, representing an increase of $865,000 (16.4%) over the same period in 2003. Interest expense for the first six months of 2004 increased $208,000 (9.8%) compared to the same period in 2003. Net interest margin on a tax equivalent basis for the six months ended June 30, 2004, was 3.82% versus 3.85% for the same period of 2003. The volume of net interest-bearing assets increased 52% from 2003 to 2004, which is the primary reason for the increase in net interest income and the decline in the net interest margin.

The provision for loan losses for the six months of 2004 increased $53,000 (21.2%) compared to the same period for 2003, primarily due to an increase in the loans outstanding. Net loan charge-offs for the six months ended June 30, 2004, were $23,000, compared to $226,000 for the same period in 2003. The decrease in charge-offs is primarily attributable to a reduction in problem credits. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there can be no assurance that this will be the case.

Other operating income decreased for the six months ended June 30, 2004 by approximately $18,000 (5.7%), compared to the same period in 2003. Mortgage origination income decreased $78,000 (190%) due to a slowdown in the number of mortgages financed. Part of the slowdown was due to the rise in interest rates. Another factor is the Company’s mortgage lender retired in June 2004. The Company opted to enter a new partnership with Guaranty Mortgage rather than replace the lender. It is expected that mortgage loan origination income will continue to decline through the third quarter of 2004 as the new venture becomes established. There are two compensating factors that contributed to other operating income in 2004, which were not present in 2003. First, the Company’s affiliation with an investment broker contributed $15,000 and secondly, rental income from a vacant office space contributed $9,500.

Other operating expense for the six months of 2004 increased approximately $448,000 (21.6%) compared to the first six months of 2003. Salaries and employee benefits for the period ending June 30, 2004 increased over the same period in 2003 by approximately $346,000 (29.4%). The increase was due to the addition of personnel for our new branch in Suwanee, Georgia, merit increases, and an increase in the number of employees in our main office, including the addition of a Small Business Administration (SBA) Lender.

Occupancy and equipment expenses increased by $78,000 (42.6%) due to the additional premises required by the branch operations. Other operating expense increased approximately $24,000 (3.3%). It is anticipated that operating costs will increase commensurate with the continued growth of the Company. Following is a table of the increases by category for the six months ended June 30, 2004, compared to the six months ended June 30, 2003:

Other Operating Expense

	2004	2003	Change
Business Development Costs	145,988	157,447	(11,459)
Legal Fees	15,158	61,797	(46,639)
Audit & Accounting Fees	79,420	60,670	18,750
Consulting Fees	6,250	24,071	(17,821)
Loan Production Costs	38,961	36,098	2,863
Insurance Costs	28,600	32,711	(4,111)
Stationary & Supplies	53,431	43,921	9,510
Directors Fees	24,800	24,300	500
Variable Operating Costs	91,997	67,743	24,254
Data Processing	183,788	157,780	26,008
Property & Business Taxes	72,000	52,740	19,260
Amortization of Debt Cost on Trust Preferred	2,963	—	2,963

	743,356	719,278	24,078

Our effective income tax rate for the first six months of 2004 and 2003 remained stable at 34%.

Comprehensive Income/Loss

The decrease in comprehensive income for the period ended June 30, 2004 was $783,000 (342%) as compared to the same period in 2003. The change is due to a market valuation loss in the Company’s investment portfolio of $1,321,000 for the period ended June 2004 as compared to June 2003. The unrealized loss was caused by the market reaction to the first anticipated rate increase since January 4, 2001. At July 31, 2004 the market valuation loss had rebounded since June 30, 2004 by $600,000 indicating that future rates may remain stable. However, continued inflationary tendencies could cause interest rates to rise and have an adverse effect on the market value of the investment portfolio.

Capital

The following table presents consolidated and bank only regulatory capital positions at June 30, 2004:

Risk-Based Capital Ratios	Consolidated	Bank Only
Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	9.89%	9.74%
Minimum leverage requirement	N/A	3.00%

Excess	N/A	6.74%

Tier 1 Tangible Capital, Actual	11.61%	11.42%
Tier 1 Tangible Capital minimum requirement	N/A	4.00%

Excess	N/A	7.42%

Total Capital, Actual	12.62%	12.44%
Total Capital minimum requirement	N/A	8.00%

Excess	N/A	4.44%

Off-Balance Sheet Arrangements

In the normal course of our business, we enter into certain off-balance sheet transactions that are connected with meeting the financing needs of our customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. The Company’s unfunded commitments remain consistent as a percentage of total outstanding loans. For further information, please refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Community Financial Holding Company, Inc.’s annual meeting of shareholders was held on April 15, 2004.

(b)	The following is a summary of matters submitted to a vote of security holders:

1.	The election of the following directors to serve the current year term:

Frank W. Bell, Jr.
James B. Braden
J. Terry Gordon
Thomas J. Martin
Miles. H. Mason, III, M.D.
Don F. Phillips, Jr.
Daniel E. Reeves
Franklin M. Rinker

A tabulation of votes concerning the above issues is as follows:

Each Director’s Election
Shares voted by proxy in favor	621,240
Shares voted in person in favor	15,867
Shares voted in person against	—
Shares withheld from voting	—

Total shares represented	637,107

Total shares outstanding	1,200,894

2.	The ratification of the selection of Porter Keadle Moore, LLP as Community Financial Holding Company, Inc.’s independent auditors for the fiscal year ending December 31, 2004.

Shares voted by proxy in favor	618,990
Shares voted in person in favor	15,867
Shares voted in person against	1,500
Shares withheld from voting	750

Total shares represented	637,107

Total shares outstanding	1,200,894

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following exhibits are filed with this report.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	None

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Financial Holding Company, Inc.

Date: August 13, 2004	By:	/s/ Thomas J. Martin
Thomas J. Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2004	By:	/s/ Ann K. Marshall
Ann K. Marshall
Chief Financial Officer
(Principal Accounting Officer)