Form 10QSB
period 2004-09-30
COMMUNITY FINANCIAL HOLDING CO INC
filed 2004-11-12
CIK 1174786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,894 shares of common stock, par value $5 per share outstanding as of November 12, 2004.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheet

September 30, 2004
(Unaudited)

Assets
Cash and due from banks	$3,799,619
Federal funds sold	4,831,404

Cash and cash equivalents	8,631,023
Investment securities available for sale	37,814,741
Other investments	463,234
Loans	181,887,049
Less: Unearned income	(458,677)
Allowance for loan losses	(2,076,071)

Loans, net	179,352,301
Premises and equipment, net	5,705,285
Other assets	1,842,155

$233,808,739

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$26,169,049
Interest-bearing	182,940,274

Total deposits	209,109,323
Retail repurchase agreements	944,352
Accrued interest payable and other liabilities	632,611
Junior subordinated debentures	5,671,000

Total liabilities	216,357,286

Stockholders equity:
Common stock, $5 par value; 10,000,000 shares authorized; 1,200,894 shares issued and outstanding	6,004,470
Additional paid-in capital	7,528,877
Retained earnings	3,818,460
Accumulated other comprehensive income	99,646

Total stockholders’ equity	17,451,453

$233,808,739

     See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$2,999,735	2,453,954	8,406,588	7,135,478
Interest on taxable investment securities	294,735	173,019	755,879	524,290
Interest on non-taxable investment securities	69,908	52,998	179,388	140,469
Interest on federal funds sold	20,981	17,349	74,387	88,540
Other	51,717	53,408	156,297	132,606

Total interest income	3,437,076	2,750,728	9,572,539	8,021,383
Interest expense – Deposits and repurchase agreements	1,271,443	1,032,182	3,597,759	3,149,180

Net interest income	2,165,633	1,718,546	5,975,780	4,872,203
Provision for loan losses	88,086	53,309	392,408	304,309

Net interest income after provision for loan losses	2,077,547	1,665,237	5,583,372	4,567,894

Other operating income:
Service charges and fee income	109,981	111,335	328,153	304,840
Mortgage origination	1,473	47,720	42,667	167,189
Securities gains	—	70,064	9,666	70,064
Other	30,191	14,828	66,248	25,390

Total other income	141,645	243,947	446,734	567,483

Other operating expense:
Salaries and employee benefits	751,017	586,536	2,272,787	1,762,547
Occupancy and equipment	135,257	108,086	397,936	292,291
Other operating expense	426,557	474,342	1,169,912	1,193,620

Total other operating expense	1,312,831	1,168,964	3,840,635	3,248,458

Earnings before income taxes	906,361	740,220	2,189,471	1,886,919
Income tax expense	312,716	262,621	748,888	657,576

Net earnings	$593,645	477,599	1,440,583	1,229,343

Basic earnings per common share	$.49	.40	1.20	1.02

Diluted earnings per common share	$.46	.37	1.11	.96

     See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	2004	2003	2004	2003
Net earnings	$593,645	477,599	1,440,583	1,229,343

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	1,034,612	(590,556)	107,781	(196,727)
Reclassification adjustment for gains on investment securities available for sale	—	(70,064)	(9,666)	(70,064)

Total other comprehensive income (loss), before tax	1,034,612	(660,620)	98,115	(266,791)

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(351,768)	200,589	(36,645)	66,887
Reclassification adjustment for gains on investment securities available for sale	—	23,822	3,286	23,822

Total income taxes related to other comprehensive income (loss)	(351,768)	224,411	(33,359)	90,709

Total other comprehensive income (loss), net of tax	682,844	(436,209)	64,756	(176,082)

Comprehensive income	$1,276,489	41,390	1,505,339	1,053,261

     See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,440,583	1,229,343
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	392,408	304,309
Depreciation, amortization and accretion, net	312,166	308,892
Gain on sale of investment securities	(9,666)	(70,064)
Change in other assets and other liabilities	(110,654)	104,977

Net cash provided by operating activities	2,024,837	1,877,457

Cash flows from investing activities:
Proceeds from sales of investment securities	2,492,494	3,789,998
Proceeds from maturities, calls and paydowns of investment securities available for sale	6,263,379	17,245,876
Purchases of investment securities available for sale	(18,513,685)	(29,082,601)
Purchases of other investments	(193,500)	—
Net change in loans	(27,619,640)	(14,571,754)
Purchases of premises and equipment	(246,981)	(81,731)

Net cash used by investing activities	(37,817,933)	(22,700,212)

Cash flows from financing activities:
Net change in deposits	29,054,124	13,045,701
Net change in securities sold under repurchase agreements and federal funds purchased	224,340	(100,006)
Proceeds from issuance of junior subordinated debentures	5,671,000	—
Debt issuance costs paid on junior subordinated debentures	(118,500)	—
Dividends paid on common stock	(180,134)	—

Net cash provided by financing activities	34,650,830	12,945,695

Net change in cash and cash equivalents	(1,142,266)	(7,877,060)
Cash and cash equivalents at beginning of period	9,773,289	13,981,033

Cash and cash equivalents at end of period	$8,631,023	6,103,973

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$3,629,551	3,230,985
Cash paid for income taxes	$958,500	631,000
Change in net unrealized gains (losses) on investment securities available for sale, net of tax	$64,756	(176,082)

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

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

(2)	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months and the nine months ended September 30, 2004 and 2003 are as follows:

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount
For the three months ended September 30, 2004:
Net earnings – basic	$593,645	1,200,894	$	.49
Effect of dilutive stock warrants	—	94,444		(.03)

Net earnings – diluted	$593,645	1,295,338	$	.46

For the three months ended September 30, 2003:
Net earnings – basic	$477,599	1,200,894	$	.40
Effect of dilutive stock warrants	—	79,688		(.03)

Net earnings – diluted	$477,599	1,280,582	$	.37

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount
For the nine months ended September 30, 2004:
Net earnings – basic	$1,440,583	1,200,894	$1.20
Effect of dilutive stock warrants	—	94,444	(.09)

Net earnings – diluted	$1,440,583	1,295,338	$1.11

For the nine months ended September 30, 2003:
Net earnings – basic	$1,229,343	1,200,894	$1.02
Effect of dilutive stock warrants	—	76,891	(.06)

Net earnings – diluted	$1,229,343	1,277,785	$ .96

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)	Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses is presented below:

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003
Balance at beginning of period	$1,945,099	1,624,361	1,663,829	1,598,956
Provision for loan losses	88,086	53,309	392,408	304,309
Loans charged off	(11,024)	(143,178)	(39,070)	(369,412)
Recoveries on loans charged off	53,910	1,578	58,904	2,217

Total	$2,076,071	1,536,070	2,076,071	1,536,070

(4)	Junior Subordinated Debentures

On March 26, 2004, the Company issued, through a wholly owned Delaware statutory trust, CFHC Capital Trust I (the “Trust”), $5,500,000 of preferred beneficial interests in the Company’s unsecured junior subordinated debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $5,671,000 of junior subordinated debentures of the Company, which carry a floating rate of interest equal to the prime rate of interest published in the “Money Rates” table in the Eastern Edition of The Wall Street Journal plus 12.5 basis points. At September 30, 2004, this rate was 4.875%. Of the proceeds received by the Company from the sale of the junior subordinated debentures, $5,000,000 was used to strengthen the capital position of the Bank and the remainder will be used to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust.

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

For the Nine Months in the Periods Ended
September 30, 2004 and 2003

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

Financial Condition

Total assets at September 30, 2004, were $233.8 million representing a $36.3 million (18.4%) increase from December 31, 2003. Deposits increased $29.1 million (16.1%) from December 31, 2003. Gross loans increased $27.8 million (18.0%) from December 31, 2003. The allowance for loan losses at September 30, 2004, totaled $2.1 million, representing 1.14% of total loans compared to the December 31, 2003 total of $1.7 million, representing 1.08% of total loans. Cash and cash equivalents decreased $1.1 million (11.68%) from December 31, 2003 as excess funds were reinvested in loans.

Non-accrual loans totaled $415,000 at September 30, 2004, a decrease of $145,000 since December 31, 2003. There are two relationships on non-accrual status. One loan is to a paving contractor with a current balance of $76,639. The loan was placed on non-accrual in September 2003. Since that time the borrower has reduced the principal $8,250 and is continuing to make regular principal reductions. The Company has allocated $11,500 to absorb possible losses on this account. The second relationship on non-accrual status is a builder who declared bankruptcy in August 2004. There are six lot loans totaling $248,000 and one loan on a partially completed home totaling $90,591. The Bank has filed for relief from stay in order to obtain possession of the collateral. Management believes the value of the collateral will be adequate to liquidate the debt. An allowance of $50,808 has been set aside to absorb any potential loss on this account. Management believes the allowance for loan losses is adequate to absorb losses on these accounts, but there can be no assurance that this will be the case.

Components of non-performing assets at September 30, 2004 and December 31, 2003, are as follows:

	September 30, 2004	December 31, 2003
Other real estate and repossessions	$34,600	34,600
Accruing loans 90 days or more past due	$—	—
Non-accrual loans	$415,000	560,000

Our subsidiary bank, Gwinnett Community Bank, was most recently examined by its primary regulatory authority in June 2003. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Other real estate (ORE) totaled $35,000 at September 30, 2004. The property was sold and the funds were held in an escrow account due to a zoning contingency. It appears a settlement will not be reached to satisfy the purchaser and the Company intends to refund the escrowed funds and remarket the property.

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

Results of Operations

For the nine months ended September 30, 2004, we had net earnings of $1,440,583, or $1.11 per diluted share, compared to $1,229,343, or $.96 per diluted share, for the same period in 2003. Net earnings for the three months ended September 30, 2004, increased by $116,046, or 24.3%, compared to the same period in 2003. The primary reason the earnings increased was due to a volume increase in loans and the effects of two prime rate increases.

Net interest income increased $1.1 million (22.7%) in the first nine months of 2004 compared to the same period for 2003. Interest income for the first nine months of 2004 was $9.5 million, representing an increase of $1.6 million (19.3%) over the same period in 2003. Interest expense for the first nine months of 2004 increased $448,000 (14.2%) compared to the same period in 2003. Net interest margin on a tax equivalent basis for the nine months ended September 30, 2004, was 3.90% versus 3.92% for the same period of 2003. The volume of net interest-bearing assets increased 53.0% from 2003 to 2004 and interest rates declined on both interest bearing assets and liabilities, which accounts for the primary reasons for the increase in net interest income and the decline in the net interest margin.

The provision for loan losses for the nine months of 2004 increased $88,000 compared to the same period for 2003, primarily due to an increase in loan growth. Loan charge-offs for the nine months ended September 30, 2004 were $39,070 and recoveries totaled $58,904 resulting in a net recovery of $19,834, compared to net charge-offs of $367,195 for the same period in 2003. The charge-offs were primarily consumer in nature. Of the $58,904 recovered, approximately $52,000 was on an equipment loan that was charged-off in 2003. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there can be no assurance that this will be the case. The following table shows net loan charge-offs by category for the nine months ended September 30, 2004 as compared to September 30, 2003:

	September 30,	September 30,
	2004	2003
Commercial	$3,740	291,890
Real Estate	—	41,634
Consumer	35,330	33,671

	$39,070	367,195

Other operating income decreased for the nine months ended September 30, 2004, by approximately $120,750, or 21%, compared to the same period in 2003. Mortgage origination income decreased $124,500 (74%) due to a slowdown in the number of mortgages financed. The slowdown is attributable to two primary factors; rise in interest rates and the retirement of the Company’s mortgage lender in June of 2004. The Company opted to enter into a new partnership with Guaranty Mortgage rather than replace the lender. As expected, mortgage loan origination income continued to decline through the third quarter of 2004 as the new venture became established. There are two compensating factors that contributed to other operating income in 2004, which were not present in 2003. First, the Company’s affiliation with an investment broker contributed $29,000 in rental income and secondly, rental income from office space contributed $19,250.

Total other operating expense for the nine months of 2004 increased approximately $592,000 (18.2%) compared to the first nine months of 2003. The increase is primarily due to increased personnel costs associated with the addition of our Suwanee, Georgia branch office, the addition of a commercial lender, Small Business Administration (SBA) lender and merit increases for existing employees. Occupancy and equipment expense increased $106,000 (36.1%) for the nine months ended September 30, 2004 over the same period in 2003 due to equipment and facilities required for the new branch operations. It is anticipated that operating costs will increase commensurate with the continued growth of the Company. Following is a table of the increases in other operating expenses by category for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003:

	September	September
Other Operating Expense	30, 2004	30, 2003	Change
Business Development Costs	$226,578	246,460	(19,882)
Legal Fees	42,008	167,857	(125,849)
Audit & Accounting Fees	159,523	89,277	70,246
Consulting Fees	9,500	34,043	(24,543)
Loan Production Costs	59,297	56,064	3,233
Insurance Costs	43,549	49,306	(5,757)
Stationary & Supplies	75,671	60,374	15,297
Directors Fees	36,700	35,200	1,500
Variable Operating Costs	134,973	105,333	29,640
Data Processing	268,158	234,283	33,875
Property & Business Taxes	108,030	115,423	(7,393)
Amortization of Debt Cost on Trust Preferred	5,925	—	5,925

	$1,169,912	1,193,620	(23,708)

Our effective income tax rate for the first nine months of 2004 was approximately 34% compared to 35% for the first nine months of 2003. The decrease in the tax rate is due to the increase in income on tax-exempt investment securities relative to pre-tax earnings.

Comprehensive Income/Loss

The increase in comprehensive income for the quarter ended September 30, 2004 was $1,235,100 (2,890%) as compared to the same period in 2003. The change is primarily due to a recovery in the market valuation in the Company’s investment portfolio of $1,625,000 for the period ended September 2004 as compared to September 2003. The unrealized gain is a reversal of the unrealized loss that was caused by the market reaction to the first anticipated rate increase since January 4, 2001. Inflationary tendencies, which could cause interest rates to rise, may have an adverse effect on the market value of the investment portfolio.

Capital

The following tables present consolidated and bank regulatory capital positions at September 30, 2004:

Risk-Based Capital Ratios	Consolidated	Bank Only
Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	9.84%	9.73%
Minimum leverage requirement	N/A	3.00%

Excess	N/A	6.73%

Tier 1 Tangible Capital, Actual	11.43%	11.29%
Tier 1 Tangible Capital minimum requirement	N/A	4.00%

Excess	N/A	7.29%

Total Capital, Actual	12.46%	12.33%
Total Capital minimum requirement	N/A	8.00%

Excess	N/A	4.33%

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

Item 3.
Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within the Company and its consolidated subsidiaries, and that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Community Financial Holding Company, Inc.
Date: November 12, 2004	By:	/s/ Thomas J. Martin
Thomas J. Martin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2004	By:	/s/ Ann K. Marshall
Ann K. Marshall
Chief Financial Officer (Principal Accounting Officer)