Form 10KSB
period 2004-12-31
COMMUNITY FINANCIAL HOLDING CO INC
filed 2005-03-24
CIK 1174786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-89972

Community Financial Holding Company, Inc.

(Name of Small Business Issuer As Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	04-3641019 (I.R.S. Employer Identification No.)

2775 Buford Highway Duluth, Georgia (Address of Principal Executive Offices)	30096 (Zip Code)

Issuer’s telephone number: (770) 476-2775

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
None.	None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None.

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that theregistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     State issuer’s revenues for its most recent fiscal year: $13.9 million.

     The aggregate market value of the voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold, was $18.8 million as of March 15, 2005.

     As of March 15, 2005, there were 1,200,894 shares of the issuer’s common stock issued and outstanding.

     Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed on or about March 24, 2005 are incorporated by reference with respect to Part III.

     Transition Small Business Disclosure Format. Yes ☐ No ☑

Cautionary Notice Regarding Forward-Looking Statements

     Community Financial Holding Company, Inc. (“Community Financial”, “Company”, “we” or “us”) may from time to time make written or oral “forward-looking statements”, including statements contained in our filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in our reports to shareholders and in other communications by us, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of our plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors, some of which are beyond our control. Those factors could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the effects of any actual or potential military action or terrorist event; the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for our products and services; our success in gaining regulatory approval of our products and services, when required; the impact of changes in financial services’ laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; and our success at managing the risks involved in the foregoing.

     We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by us or on our behalf.

PART I

Item 1. Description of Business.

General

     Community Financial Holding Company, Inc. is a $242 million asset bank holding company headquartered in Duluth, Georgia. We were organized as a business corporation under the laws of the State of Georgia in 2002 and are a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. We conduct operations in Gwinnett County, Georgia through our wholly-owned subsidiary, Gwinnett Community Bank, which was organized in 1999 as a state banking corporation under the banking laws of the State of Georgia.

     On March 29, 2002, we completed the acquisition of Gwinnett Community Bank as part of a corporate reorganization of Gwinnett Community Bank into a one-bank holding company structure. We had no material operations prior to our acquisition of Gwinnett Community Bank.

     Our executive offices and the full-service bank are located at 2775 Buford Highway, Duluth, Georgia 30096. We also have a branch office located in Suwanee Georgia and are currently pursuing a new branch opportunity in Snellville, Georgia

Gwinnett Community Bank

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

     As of December 31, 2004, we had deposits of approximately $217 million and approximately 7,008 deposit accounts. No material portion of our deposits has been obtained from one or a few persons or entities (including federal, state and local governments and agencies), the loss of any one or more of which would have a materially adverse effect on us.

     The following table sets forth our mix of depository accounts as a percentage of total deposits at December 31, 2004.

Deposit Mix

At December 31, 2004
Non-interesting bearing demand	11.69%
NOW accounts and money market	14.87%
Savings	4.80%
Time Deposits Under $100,000	37.05%
Time Deposits $100,000 and over	31.59%

Total Deposits	100.00%

Lending Services

     Our lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, we make secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2004, we had approximately $192 million in total loans outstanding, representing 79% of our total assets of approximately $242 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 39% of our total loan portfolio is fixed rate and 61% is adjustable rate as of December 31, 2004. The following table summarizes the historical mix of loans in our portfolio:

	December 31,	December 31,	December 31,	December 31,	December 31,
Loan Type	2000	2001	2002	2003	2004
Commercial	28.5%	21.5%	25.4%	24.3%	22.5%
Real estate	59.1%	70.4%	65.4%	68.6%	70.5%
Consumer	12.4%	8.1%	9.2%	7.1%	7.0%

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

     Procedures for Establishment of the Allowance for Loan Losses. Gwinnett Community Bank has contracted with a company which specializes in loan review. Reviews are performed quarterly. Approximately 81% of the Bank’s total loan commitments by dollar were reviewed in 2004 by either regulatory authorities or the outsourced loan review team. All loans of $100,000 or more and a sample of other loans are reviewed. Additionally, past due, watch list, and regulatory criticized loans are reviewed. Loans are reviewed annually and placed in various loan-grading categories which assist in developing lists of potential problem loans. These loans are monitored to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at month end. Specific amounts of loss are estimated on problem loans and historical loss percentages (using peer group loss ratios) are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations. The results of the evaluation are compared to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. While components of the allowance for loan losses will include specific allocations to individual non-performing loans, the allowance for loan losses is not allocated by type of loan. The entire allowance is available to absorb losses from any and all loans.

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

     Real Estate Loans. Loans secured by real estate make up the primary component of our loan portfolio, constituting approximately $135 million, or 70%, of total loans as of December 31, 2004. Approximately 28% of the real estate loans are fixed rate and 72% are adjustable rate. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate in our primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

     Commercial Loans. We make loans for commercial purposes to various industries located in our market area. As of December 31, 2004, commercial loans constituted approximately $43 million, or 23% of total loans. Approximately 64% of commercial loans are fixed rate, while 36% are adjustable. The typical commercial loan has a maturity of three years or less. Loans in this category exclude commercial loans secured by real estate. Commercial loans secured by real estate are included in the real estate category described above. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

     Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2004, we held approximately $13 million of consumer loans, representing 7% of total loans.

     Consumer loans are primarily fixed rate in nature with 71% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or household items and may include unsecured loans to individuals.

     Other Lending Activities. We also engage in mortgage activities through our partnership with Guaranty Mortgage Corporation. The Company shares expenses and fees received in the originating and packaging of these loans. Periodically we receive discount points depending on the pricing of the loan. No mortgage loans are held by us for resale, nor do we service third-party loans.

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

  Legal Lending Limit

     We are subject to Georgia banking laws which limit the amount we lend to a single borrower and its related interests. See “Supervision and Regulation.” In general, the legal lending limit for a single borrower is 15% of Gwinnett Community Bank’s statutory capital base, or 25% of its statutory capital base if the entire amount of the loan is fully secured. Gwinnett Community Bank’s statutory capital base is the sum of its capital stock, additional paid-in capital and any retained earnings it has designated as being unavailable for distribution to shareholders.

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

Market Area

     Our primary market area includes all of Duluth, Gwinnett County, Georgia. Approximately 95% of our customers reside in Gwinnett County, although we attract some loan business from neighboring Forsyth, Fulton, Jackson, Barrow and Hall Counties. Our secondary market area adds an additional ten-mile radius and incorporates portions of DeKalb, Forsyth, Fulton, Jackson, Barrow and Hall Counties. Gwinnett County is located approximately 20 miles northeast of Atlanta. Gwinnett County’s major industries include manufacturing, wholesale trade, food processing, paper and lumber products, construction, retail sales, and health services.

     Gwinnett County continues to be the largest deposit base in our primary and secondary market area, with Barrow, Hall, Rockdale, and Walton Counties to its east and DeKalb, Forsyth, and Fulton Counties to its west emerging as deposit growth areas for us. The amount of total deposits in Gwinnett County was approximately $8.2 billion at June 30, 2004, compared to total deposits of approximately $2.9 billion in 1993. We held a market share of 2.50% of total deposits in Gwinnett County at June 30, 2004.

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

     According to the FDIC Market Share Report, as of June 30, 2004, Gwinnett County was served by a total of 37 financial institutions, with a total of 186 offices in Gwinnett County. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. To compete with other financial services providers, we principally rely upon local promotional activities, personal relationships established by officers, directors and employees with our customers, and specialized services tailored to meet our customers’ needs. We offer many personalized services and attract customers by being responsive and sensitive to the needs of the community. We rely not only on the goodwill and referrals of satisfied customers, as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build our customer base.

     As a community banking operation, we offer convenient service, local decision-making and competitive financial products and services. Additionally, by focusing our operations on the community we serve, we believe that we are able to respond to changes in our market more quickly than large, centralized institutions.

Employees

     As of December 31, 2004, Gwinnett Community Bank had 48 full-time equivalent employees, including eight part-time employees, none of whom is a party to a collective bargaining agreement. Certain executive officers of Gwinnett Community Bank also serve as our officers (we do not have compensated employees). We believe that we enjoy satisfactory relations with our employees.

Supervision and Regulation

     We and our bank subsidiary, Gwinnett Community Bank, are extensively regulated under federal and state laws and regulations. These laws and regulations generally are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of selected laws and regulations which affect bank holding companies and banks. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business operations and prospects and those of our bank subsidiary.

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

     The overdraft protection programs offered by the Bank are further subject to the Joint Guidance on Overdraft Protection Program (“Joint Guidance”) issued by federal banking regulatory agencies in February 2005. The Joint Guidance contains three primary sections: Safety and Soundness Considerations; Legal Risks; and Best Practices. The safety and soundness discussion seeks to ensure that financial institutions offering overdraft protection programs adopt adequate policies and procedures to address credit, operational, and other associated risks. The legal risks discussion advises institutions to have their overdraft protection programs reviewed by legal counsel to ensure overall compliance prior to implementation. The best practices section addresses the marketing and communications in connection with overdraft protection programs as well as the disclosure and operation of these programs. The Bank will implement policies and procedures to comply with the applicable requirements of the Joint Guidance.

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

     Based on Gwinnett Community Bank’s risk classification, Gwinnett Community Bank was not required to pay an assessment for deposit insurance in 2004, nor was it required to pay a deposit insurance assessment in 2005. Gwinnett Community Bank was required to pay the Bank Insurance Fund Financial Corporation (“FICO”) assessment in 2004, and will also pay this assessment in 2005. The FICO assessment rate is set quarterly, and is $1.44 per $100 of Bank deposits for the first quarter of 2005.

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

     In addition to the availability of funds from Gwinnett Community Bank, our future dividend policy is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The Board of Directors approved a seventeen-cent per share dividend to the shareholders of record on April 1, 2005 that will be paid on May 1, 2005. If we should declare further dividends in the future, the amount of such dividends cannot be estimated at this time and we cannot know whether such dividends would continue for future periods.

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

     As of December 31, 2004 and 2003, Gwinnett Community Bank’s Tier 1 Leverage Ratio was 9.70% and 8.23%, respectively.

     Gwinnett Community Bank declared a fifteen-cent per share dividend to the shareholders of record on April 1, 2004, which was paid on May 1, 2004. It is anticipated that the Bank will pay dividends to the Company in the amount of approximately $200,000 for the purpose of paying a dividend on May 1, 2005 to its shareholders of record on April 1, 2005.

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

     The following table presents the FDICIA capital requirements for adequately capitalized and well capitalized institutions, and our capital ratios and those of Gwinnett Community Bank as of December 31, 2004:

	To Be Adequately		To Be Well
	Capitalized		Capitalized			Actual
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital to Risk Weighted Assets
Community Financial	$16,920	³8.0%	$	N/A	N/A	$25,734	12.17%
Gwinnett Community Bank	16,911	³8.0%		21,139	³10.0%	25,556	12.09%
Tier I Capital to Risk Weighted Assets
Community Financial	$8,460	³4.0%	$	N/A	N/A	$23,536	11.13%
Gwinnett Community Bank	8,455	³4.0%		12,683	³6.0%	23,358	11.05%
Tier I Capital to Average Assets
Community Financial	$9,646	³4.0%	$	N/A	N/A	$23,536	9.76%
Gwinnett Community Bank	9,635	³4.0%		12,044	³5.0%	23,358	9.70%

As of December 31, 2003:
Total Capital to Risk Weighted Assets
Community Financial	$13,589	³8.0%	$	N/A	N/A	$17,755	10.46%
Gwinnett Community Bank	13,589	³8.0%		16,987	³10.0%	17,621	10.37%
Tier I Capital to Risk Weighted Assets
Community Financial	$6,795	³4.0%	$	N/A	N/A	$16,091	9.48%
Gwinnett Community Bank	6,795	³4.0%		10,192	³6.0%	15,957	9.39%
Tier I Capital to Average Assets
Community Financial	$7,751	³4.0%	$	N/A	N/A	$16,091	8.31%
Gwinnett Community Bank	7,751	³4.0%		9,689	³5.0%	15,957	8.23%

     On March 26, 2004, the Company issued, through a wholly owned Delaware statutory trust, CFHC Capital Trust I (the “Trust”), $5,500,000 of preferred beneficial interests in the Company’s unsecured junior subordinated debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. The Company owns all of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $5,671,000 of junior subordinated debentures of the Company, which carry a floating rate of interest equal to the prime rate of interest published in the “Money Rates” table in the Eastern Edition of The Wall Street Journal plus 12.5 basis points. At December 31, 2004, this rate was 5.375%. Of the proceeds received by the Company from the sale of the junior subordinated debentures, $5,000,000 was used to strengthen the capital position of the Bank and the remainder will be used to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust.

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

California Privacy Legislation

     In response to heightened public concern for online security and identity theft, the State of California passed 15 privacy and security laws covering many different issues and industries, imposing more stringent privacy compliance than federal law. Legislation that might impact financial institutions beyond the California border includes, among others, Notice of Security Breach Chapter (“Bill A.B.700”) and California Financial Information Privacy Act (“Bill S.B.1”). Bill A.B.700 requires a business that maintains computerized data of specified personal information to disclose security breaches to any California resident whose unencrypted personal information was, or is reasonably believed to have been, acquired by an unauthorized person, while Bill S.B.1 prohibits financial institutions from sharing or selling personally identifiable nonpublic information without obtaining a consumer’s consent. The Company and the Bank will enhance and improve their security and privacy practices in compliance with all of the applicable privacy legislation.

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

Check 21

     The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, financial institutions to replace original checks with substitute checks or information from the original check and process check information electronically. Financial institutions that do use substitute checks must comply with certain notice and credit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight.

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

Item 2. Description of Property.

     (a) Properties.

     Our executive offices and our principal banking office are located in approximately 25,957 square feet of office space owned by Gwinnett Community Bank and located at 2775 Buford Highway in Duluth, Georgia. Management believes the current facility is adequate for our present requirements.

     The net book values of the building and equipment as of December 31, 2004, were $3.6 million and $720,500, respectively.

     We have entered into a lease agreement for our banking office located at 3463 Lawrenceville-Suwanee Road, Suwanee, Georgia. The office is approximately 1,050 square feet and is lease for 24 months. Management believes the facility is adequate to meet our current needs. The annual lease payment including common area maintenance and applicable taxes totals $22,300 annually. We are in the process of obtaining a leased space at 2135 East Main Street, Snellville, Georgia in anticipation of opening a branch facility. The office is approximately 1,400 square feet and the lease term is 12 months. Management believes it would be prudent to build a permanent location in Snellville as soon a practical. The annual lease payment including common area maintenance and applicable taxes totals $24,546 annually.

     (b) Investment Policies.

     See “Item 1. Description of Business” above for a general description of our and Gwinnett Community Bank’s investment policies and any percentage of assets limitations regarding certain investments established by regulation or our or Gwinnett Community Bank’s Board of Directors, including policies relating to investments in real estate, real estate mortgages and securities. All of Gwinnett Community Bank’s investment policies are reviewed and approved by its Board of Directors, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of shareholders. Gwinnett Community Bank’s investments are primarily acquired to provide income, liquidity, investment diversity and, to a lesser extent, possible capital gain.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     There is no public trading market for Community Financial stock. There is no established public trading market for our common stock. We are aware that our common stock traded at the following prices during our last two full fiscal years and subsequent period: $20.00 and $22.00 in the first quarter of 2005; $18.00 in fourth quarter of 2004; and $15.00 in the second quarter of 2003.

     We had approximately 589 shareholders of record and 1,200,894 shares of common stock outstanding as of December 31, 2004.

     Our ability to pay dividends to shareholders is primarily dependent upon the dividends we receive from Gwinnett Community Bank and to a lesser extent the amount of cash on hand. Gwinnett Community Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause its regulatory capital to be reduced below the regulatory capital requirements. A fifteen-cent per share dividend to the shareholders of record on April 1, 2004 was paid on May 1, 2004. Further, the Board of Directors has approved a seventeen-cent per share dividend to the shareholders of record on April 1, 2005 that will be paid on May 1, 2005. If we should declare further dividends in the future, the amount of such dividends cannot be estimated at this time and we cannot know whether such dividends would continue for future periods.

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

     These growth opportunities have resulted in rapid historical asset growth as depicted in the table below:

	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001
Assets	$242,453,759	$197,488,450	$169,055,418	$123,840,266

Annual Growth Rate (prior 12 months)	22.8%	16.8%	36.6%	95.2%

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

     Beginning August 12, 2002, Community Financial offered for sale at $15 per share up to 666,667 shares of its $5 par value common stock. The offering expired on December 31, 2002, resulting in the sale of 333,334 shares and $4,877,458 in proceeds, net of certain issuance costs of $122,552. The proceeds of the offering were first used to repay borrowings under a line of credit facility and $1,400,000 of the remaining proceeds was contributed to Gwinnett Community Bank to provide necessary capital for future growth.

     Community Financial’s most recent safety and soundness examination was performed by the Georgia State Department of Banking and Finance as of September 2003. All recommendations by the regulatory authority that, in management’s opinion, had material effects on Community Financial’s liquidity, capital resources or operations were immediately implemented.

     The following discussion describes our results of operations for 2004 as compared to 2003 (and 2003 compared to 2002) and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

     We have included a number of tables to assist in our description of these measures. For example, the “Average Balance Sheet and Net Interest Analysis” table shows the average balance during 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Changes in Interest Income and Expense” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Interest Rate Gap Sensitivity” table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

     The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the consolidated financial statements and the related notes and the other statistical information also included in this report.

Executive Summary

     In 2004, the Company focused on expansion and growth. Our new branch located in Suwanee, Georgia opened in March 2004. At year-end, with nearly one year of operations completed the branch contributed nearly $10 million in deposits and services $16 million in loans. The branch office was opened in a temporary storefront facility. This contributed to the relatively low operating costs and reduced the drag on earnings typically expected with expansion.

     The Suwanee branch has grown to the extent that a larger permanent facility is necessary and the Company is in the planning stages of this project. It is our intention the facility is completed by the branch’s second anniversary. We are also pursuing opportunities in other market areas and have filed an application with the Georgia State Department of Banking and with the FDIC for planned expansion into the Snellville market. We expect to open a temporary facility early in the second quarter 2005.

     Our recently formed SBA (Small Business Administration) lending department is moving closer to achieving certified lender status. The SBA must underwrite these loans until we receive our certification. We anticipate we will obtain this status in the second quarter 2005. The lack of certification reduces the number of SBA loans that could be processed, thereby limiting the revenue from the new product line until certification is obtained.

     We also began a partnership with Guaranty Mortgage Corporation in October 2004 due to the retirement of our in-house mortgage loan originator in July 2004. This cost/profit sharing arrangement contributed $18,000 of the $59,000 in mortgage origination income in 2004. The retirement of our in-house lender coupled with the start up of the new venture and rising home mortgage rates hampered the earnings in 2004. Mortgage origination revenue decreased $128,000 or 68% in 2004 as compared to 2003. We expect revenue to increase in 2005, but not to the same level we enjoyed in the midst of the recent refinance boom. Recent increases in the prime lending rate impact mortgage interest rates and could cause a reduction in mortgage origination income.

     The area of greatest uncertainty in 2005 is the economy. A sharp decline in the economy could affect the housing market and therefore have a large impact on the earnings of the Company, as much of our loan portfolio is concentrated in loans associated with the housing industry.

     An additional area of uncertainty continues to be the cost and impact of the Sarbanes-Oxley Act of 2002. Audit costs will increase as our audit procedures will have to be expanded to include testing necessary for our external accountants to report on our assessment of our internal controls. In addition, we have engaged our internal audit firm to provide the company with assistance in the documentation of the controls within the organization, including: manual controls, computer controls, security controls, fraud programs, the financial reporting process and Audit Committee oversight. Compliance with Section 404 of the Sarbanes-Oxley Act requires many of the Company’s resources including management’s time.

Recent Accounting Pronouncements

     Meaning of Other-Than-Temporary-Impairment

In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was fully effective for other-than-temporary impairment evaluations made in reporting periods ending after June 15, 2004, whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in Note 2 to the consolidated financial statements. The Bank did not recognize an impairment loss on any investment in 2004 or 2003.

Share-Based Payment

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 ®”). SFAS No. 123 ®, Share-Based Payment, requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. For the Company, SFAS No. 123 ® is effective beginning January 1, 2006. Since the Company currently has no unvested share-based plans, the adoption of these requirements will have no impact on the Company’s financial statements.

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

Because Community Financial has a relatively short operating history, historical trends specific to Community Financial do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends, peer comparisons and regulatory positions in addition to historical experience in its evaluation. See note 1 to the consolidated financial statements for further discussion of management’s processes for estimating and recording an adequate allowance for loan losses.

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

Statements of Earnings Review

     Net earnings were $2,125,154 in 2004, compared to $1,742,119 in 2003. Diluted net earnings per share were $1.64 for 2004, compared to $1.36per share reported in 2003. Return on average assets and return on average stockholders’ equity for 2004 was .94% and 12.70%, respectively, compared with .96% and 12.20%, respectively, for 2003.

     Net interest income increased by $1.66 million or 24.98% in 2004 driven by an increase in the volume of loans, an increase in interest rates, and a lag in the increase of interest rates on deposits. Net interest income at December 31, 2004, was $8.33 million compared to $6.66 million in 2003. Net yield (tax equivalent) on interest earning assets (3.99% in 2004 and 3.93% in 2003) increased by .06 basis points in 2004 from 2003 due to the increases in the interest rates of 100 basis points in 2004 and an increased focus on avoiding thinly priced loan transactions.

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

     The fully tax equivalent net interest spread was 3.55% in 2004 and 3.53% in 2003, while the net interest margin was 3.99% in 2004 and 3.93% in 2003. The net interest margin has begun to improve in the past year as interest rates have increased. Management believes interest rates will continue to rise moderately in the foreseeable future. The given make up of our balance sheet indicates the Company is slightly asset sensitive and slow increases in the interest rate will result in increased revenue. If interest rates continue to rise, maturing liabilities will re-price causing net interest margins to tighten. The Bank has continued to see an increase in net interest income, which was driven by volume increases in loans.

     The following table shows, for the past three years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities. Tax exempt investment securities are shown on a tax-equivalent basis.

Table 1
Average Balance Sheets and Net Interest Analysis
(dollars in thousands)

	For the Years Ended December 31,
	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earnings assets:
Loans (including loan fees)	$172,613	11,687	6.77%	136,679	9,675	7.08%	111,206	8,682	7.81%
Investment securities:
Taxable	28,433	1,230	4.33%	20,619	906	4.39%	16,238	975	6.00%
Tax-exempt	6,933	389	5.61%	5,133	279	5.43%	1,021	71	6.95%
Interest bearing deposits with other banks	13	—	—	4	—	—	40	3	7.50%
Federal funds sold	9,025	106	1.17%	9,610	103	1.07%	7,697	120	1.56%

Total interest earning assets	217,017	13,412	6.18%	172,045	10,963	6.37%	136,202	9,851	7.23%

Other non-interest earnings assets	9,,343			9,485			8,589

Total assets	$226,360			181,530			144,791

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$41,033	425	1.04%	38,782	441	1.14%	35,626	715	2.01%
Time	139,101	4,327	3.11%	109,144	3,757	3.44%	84,447	3,544	4.20%
Federal funds purchased and securities sold under repurchase agreements	987	11	1.11%	800	6	.75%	227	2	.88%

Total interest-bearing liabilities	181,121	4,763	2.63%	148,726	4,204	2.83%	120,300	4,261	3.54%

Non-interest bearing deposits	23,643			18,058			14,089
Other liabilities	4,860			467			358
Stockholders’ equity	16,736			14,279			10,044

Total liabilities and stockholders’ equity	$226,360			181,530			144,791

Excess of interest-earning assets over interest-bearing liabilities	$35,.896			23,319			15,902

Ratio of interest-earning assets to interest-bearing liabilities	119.82%			115.68%			113.22%

Net interest income		8,649			6,759			5,590

Net interest spread			3.55%			3.53%			3.69%

Net interest yield on interest earning assets			3.99%			3.93%			4.10%

     Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

     Interest income on loans for the years end December 31, 2004 and 2003 includes loan fees in the amount of $1,004,973 and $732,661, respectively.

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

Table 2

Changes in Interest Income and Expense
(in thousands)

	Increase (decrease) due to changes in:
	2004 over 2003			2003 over 2002
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Loans (including loan fees)	$2,411	(399)	2,012	1,676	(683)	993
Investment securities:
Taxable	338	(14)	324	228	(297)	(69)
Tax-exempt	100	10	110	220	(12)	208
Interest bearing deposits with other banks	—	—	—	(1)	(2)	(3)
Federal funds sold	(5)	8	3	66	(83)	(17)

Total interest earning assets	2,844	(395)	2,449	2,189	(1,077)	1,112

Interest expense on:
Deposits:
Interest-bearing demand and savings	30	(46)	(16)	70	(344)	(274)
Time	878	(308)	570	553	(340)	213
Federal funds purchased repurchase agreements	2	3	5	4	—	4

Total interest-bearing liabilities	910	(351)	559	627	(684)	(57)

Increase (decrease) in net interest income	$1,934	(44)	1,890	1,562	(393)	1,169

     Other operating income in 2004 of $630,000 decreased $79,000 from the 2003 total of $709,000 or 11.03%. The decrease in earnings was primarily caused by the decrease in mortgage origination income. In July 2004 the Company’s mortgage originator retired. A new partnership was forged with Guaranty Mortgage Corporation in October 2004. An increase in mortgage interest rates coupled with the transition resulted in reduced earnings of approximately $128,000. This was partially offset by increased revenue resulting from our partnership with Investment Professionals, Inc. for investment services which provided earnings totaling $23,000, coupled with increased revenue from rental of available office space in our main office building totaling $26,000.

     Other expenses increased approximately $912,000 in 2004 or 21.25% over the 2003 balance of $4.3 million. Salaries increased by approximately $680,000 due to merit increases and the increased number of personnel required. In addition, other operating expenses increased $98,000. The following table details changes in other operating expense from 2004 to 2003:

Table 3
Changes in Other Expense

			Increase/
	2004	2003	(Decrease)
Business Development	$167,383	164,464	2,919
Legal and Professional Fees	299,215	273,603	25,612
Charitable Contributions	29,659	45,033	(15,374)
Advertising and Public Relations	109,014	95,599	13,415
Stationary and Supplies	85,952	75,325	10,627
Directors Fees	48,600	46,600	2,000
Various Operating Expenses	437,656	380,059	57,597
Data Processing	281,838	255,661	26,177
County and City Taxes	144,030	169,173	(25,143)

Total Other Expense	$1,603,347	1,505,517	97,830

     Legal and professional fees increased by $25,612 due to increased expenses primarily attributable to compliance with Sarbanes-Oxley Act Section 404 preparation work. Advertising as well as the various operating expenses increased primarily due to the opening of our new branch office in Suwanee, Georgia. Also included in the various operating expense was an increase in security costs of approximately $12,000 due to the increase in bank robberies in our vicinity. The increase in data processing costs were associated with increased volume and the addition of our new branch office.

     For the years ended December 31, 2004, 2003 and 2002 the effective income tax rate was 34%, 35% and 36% respectively, as state income tax more than offset the effects of tax-exempt income. For more information on Community Financial’s income taxes, see note 8 to the consolidated financial statements.

Balance Sheet Review

     During 2004, average total assets increased $44.8 million (24.7%) over 2003. Average deposits increased $37.8 million (22.8%) in 2004 over 2003. Average loans increased $36.0 million (26.3%) in 2004 over 2003. In 2003, average total assets increased $36.7 million (25.4%) over 2002. Average deposits increased $31.8 million (23.7%) in 2003 over 2002.

     Total assets at December 31, 2004, were $242.5 million, representing a $45.0 million (22.8%) increase from December 31, 2003. Total deposits increased $36.7 million (20.4%) from 2003 to 2004 while total gross loans increased $37.7 million (24.4%) during 2004. Time deposits increased $26.9 million from 2003 to 2004 while all other deposit accounts increased $9.7 million in 2004. As Community Financial continues to grow, loan demand has remained strong. Loan increases were funded principally with increases in deposit accounts.

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

Table 4
Investment Portfolio
(in thousands)

     The following table shows the carrying value of Community Financial’s securities, by security type, as of December 31, 2004, 2003 and 2002:

	2004	2003	2002
United States treasuries and agencies	$22,625	14,550	9,319
Mortgage-backed securities	4,021	4,065	6,603
Municipal securities	7,955	5,241	3,036
Corporate securities	1,841	2,391	1,543
Trust Preferred securities	1,777	1,763	500

	$38,219	28,010	21,001

Other investments:
The Bankers Bank stock	$100	100	100
Federal Home Loan Bank stock	395	170	—
Equity in CFHC Capital Trust I	171	—	—

	$666	270	100

     The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost at December 31, 2004. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

     At December 31, 2004, there were no investment securities of any issuer other than the U.S. government or its agencies or corporations that were in excess of 10% of stockholders’ equity.

Table 5
Expected Maturities of Securities
(in thousands)

	United States
	Treasuries	Mortgage-		Trust		Weighted
Maturities at	and	Backed	Corporate	Preferred		Average
December 31, 2004	Agencies	Securities	Securities	Securities	Municipals	Yields
After 1 through 5 years	$8,499	—	—	—	—	3.51%
After 5 through 10 years	12,179	—	1,504	—	1,617	4.84%
After 10 years	1,991	3,981	300	1,757	6,291	4.77%

	$22,669	3,981	1,804	1,757	7,908

     Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities. Yields are calculated on a tax equivalent yield basis.

Table 6
Loan Portfolio
(in thousands)

     The following table presents loans by type at the end of each of the last five years.

	2004	2003	2002	2001	2000
Commercial	$43,172	37,479	32,656	20,852	9,307
Real estate	135,178	105,708	84,001	68,244	19,286
Consumer	13,408	10,906	11,796	7,852	4,036

	191,758	154,093	128,453	96,948	32,629

Less: Unearned loan fees	516	304	251	185	55
Allowance for loan losses	2,198	1,664	1,599	1,132	489

Loans, net	$189,044	152,125	126,603	95,631	32,085

     The following tables set forth the maturity distribution of all loans, including the interest rate sensitivity as of December 31, 2004.

Table 7
Loan Portfolio Maturity
(in thousands)

Maturity	Commercial	Real Estate	Consumer	Total
Within 1 year	$21,428	69,838	5,318	96,584
1 to 5 years	19,953	55,609	4,343	79,905
After 5 years	1,791	9,731	3,747	15,269

Totals	$43,172	135,178	13,408	191,758

	Fixed	Variable
	Interest	Interest
	Rates	Rates	Total
Commercial:
Within 1 year	$11,530	9,898	21,428
1 to 5 years	15,309	4,644	19,953
After 5 years	744	1,047	1,791

	27,583	15,589	43,172

Real Estate:
Within 1 year	10,255	59,583	69,838
1 to 5 years	27,555	28,054	55,609
After 5 years	—	9,731	9,731

	37,810	97,368	135,178

	Fixed	Variable
	Interest	Interest
	Rates	Rates	Total
Consumer:
Within 1 year	5,123	196	5,319
1 to 5 years	4,099	244	4,343
After 5 years	291	3,455	3,746

	9,513	3,895	13,408

	$74,906	116,852	191,758

     The provision for loan losses in 2004 was $512,054 compared to $400,292 in 2003. The provision for loan losses continues to reflect management’s estimate of probable loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.15% and 1.08% of total loans outstanding at December 31, 2004 and 2003, respectively. In 2004, we had net recoveries of $22,000. We had net charge-offs $335,000 and $146,000 in 2003 and 2002, respectively. Management believes that these levels of allowance are appropriate based on Gwinnett Community Bank’s loan portfolio and the current economic conditions.

     Total charge-offs for 2004 totaled $74,000 while recoveries totaled $96,000. Most of the recovered losses were due to the complete recovery of a loan charged off in 2003 on an equipment rental company. In addition, recoveries on consumer loans remained strong.

     Because Community Financial does not have a long operating history, no historical loan loss ratios have been established. In substitution for the lack of historical loan loss ratios, Community Financial uses peer loss ratios and peer allowance for loan losses to total ratios as a component in its loan loss allowance adequacy test which is done monthly. Using these peer statistics, provision for loan losses increases as the loan balances increase, which is the primary reason for the increase in the allowance in 2004, 2003 and 2002. Additionally, problem loans also caused the provision for loan losses to increase in 2003 and 2002. Additional considerations in the adequacy test for the allowance for loan losses include industry and other concentrations in the loan portfolio, current period delinquencies and specific analysis for potential problem loans. As concentrations in the loan portfolio and delinquencies rise, the provision for loan losses will also increase to maintain a higher level of allowance for loan losses to reflect an increasing inherent risk of loss in the loan portfolio. No future negative trends in non-performing loans are anticipated to affect the level of the allowance. Management believes that the level of the allowance is appropriate based upon the loan portfolio and current economic conditions. Since beginning business in 1999, Community Financial has maintained a consistent methodology for assessing the adequacy of the allowance for loan losses. Management is in the process of refining and enhancing its methodology going forward to migrate to using more of the Bank’s historical loss data.

     In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in nine different categories. Grades five through nine are assigned allocations of loss based on management’s estimate of potential loss, which is generally based on discounted, collateral deficiencies or loss percentages by grade used by the federal bank regulators. Loans graded one through four are stratified by type and allocated loss ranges based on peer group loss experience, regulatory guidelines and the Bank’s loss history. The Bank augments this internal loan grading system by external independent loan reviews. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Loans are monitored to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at month end. Specific amounts of loss are estimated on problem loans and historical loss percentages (using peer group loss ratios) are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, external loan review, regulatory examination results and the existence of loan concentrations.

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

     Community Financial does not allocate the allowance for loan losses to various loan categories.

     The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 8
Allowance for Loan Losses
(dollars in thousands)

	For the years ended December 31,
	2004	2003	2002	2001	2000
Balance at beginning of year	$1,664	1,599	1,132	489	57

Charge-offs:
Commercial	(3)	(293)	(130)	143	—
Real estate	(68)	(42)	—	—	—
Installment loans to individuals	(3)	(34)	(19)	8	—

	(74)	(369)	(149)	151	—

Recoveries:
Commercial	85	33	—	—	—
Real estate	—	—	—	—	—
Installment loans to individuals	11	1	3	2	—

	96	34	3	2	—

Net charge-offs/Recoveries	22	(335)	(146)	(149)	—

Additions charged to operations	512	400	613	792	432

Balance at end of year	$2,198	1,664	1,599	1,132	489

Ratio of net charge-offs during the period to average loans outstanding during the period	(.01%)	.25%	.13%	.24%	—

     The following summarizes past due and non-accrual loans for the periods presented:

	2004	2003	2002
Other real estate	$286,496	34,600	—
Accruing loans 90 days or more past due	$—	—	—
Non-accrual loans	$110,487	560,000	102,000
Interest on non-accrual loans which would have been reported	$16,078	55,100	5,500

     As of December 31, 2004, non-performing assets were $397,000 compared to $594,500 at December 31, 2003, a decrease of $197,500 or 33.2%. The decrease was due primarily to removing the equipment company loan ($436,000) from non-accrual status as the collateral was liquidated; and adding a borrower to other real estate through foreclosure proceedings. This borrower declared bankruptcy in the fall of 2004. The total balance attributable to this borrower totals $248,000. The collateral consists of vacant lots which the Company anticipates selling.

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

Deposits

     Time deposits of $100,000 and greater totaled $68.5 million at December 31, 2004, compared to $54.8 at year-end 2003. The following table sets forth the scheduled maturities of time deposits of $100,000 and greater at December 31, 2004.

Table 9
Time Deposits $100,000 and Greater
(in thousands)

Within 3 months	$12,189
After 3 through 6 months	12,691
After 6 through 12 months	21,170
After 12 months	22,416

Total	$68,466

     Included in these time deposits of $100,000 and greater are brokered deposits of $10,305,000 of which $4,410,000 matures within one year, $1,895,000 matures in 2006 and the remaining $4,000,000 matures in 2007.

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

     Cash and cash equivalents decreased $3.1 million to a total of $6.6 million at December 31, 2004, as cash flows provided by financing and operating activities were out-paced by amounts used in investing activities. Cash inflows from operations totaled $2.7 million in 2004, while inflows from financing activities totaled $42.5 million, most of which were net deposit increases during 2004 of $36.7 million.

     Investing activities used $48.4 million of cash and cash equivalents, principally composed of net advances of loans to customers of $37.4 million and purchases of investment securities of $27.3 million during 2004, offset by $17.1 million, net proceeds, from investment liquidations.

     See the consolidated statements of cash flows in the financial statements for a more complete analysis of cash flows.

Capital Resources

     The following tables present Community Financial’s and Gwinnett Community Bank’s regulatory capital position at December 31, 2004:

Table 10
Capital Ratios

	2004		2003
	Consol.	Bank	Consol.	Bank
Total Capital	12.17%	12.09%	10.46%	10.37%
Total Capital minimum requirement	8.00%	8.00%	8.00%	8.00%

Excess	4.17%	4.09%	2.46%	2.37%

Tier 1 Capital	11.13%	11.05%	9.48%	9.39%

	2004		2003
	Consol.	Bank	Consol.	Bank
Tier 1 Capital minimum requirement	4.00%	4.00%	4.00%	4.00%

Excess	7.13%	7.05%	5.48%	5.39%

Tier 1 Capital to adjusted total assets (“Leverage Ratio”)	9.76%	9.70%	8.31%	8.23%
Minimum leverage requirement	4.00%	4.00%	4.00%	4.00%

Excess	5.76%	5.70%	4.31%	4.23%

     For a more complete discussion of the actual and required ratios of Community Financial, see note 12 of the financial statements.

     Average equity to average assets was 7.39% in 2004, 7.87% in 2003, and 6.94% in 2002. A dividend was declared in the amount of seventeen cents per share for the shareholders of record April 1, 2005 to be paid May 1, 2005. In 2004, a dividend was paid to shareholders of record April 1, 2004 in the amount of fifteen cents per share.

     On March 26, 2004, the Company issued, through a wholly owned Delaware statutory trust, CFHC Capital Trust I (the “Trust”), $5,500,000 of preferred beneficial interests in the Company’s unsecured junior subordinated debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. The proceeds from the trust preferred are sufficient to maintain our well capitalized standing for the foreseeable future.

Asset/Liability Management

     It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The bank has a concentration of certificates of deposit that contain a stated maturity date. It is our objective to manage liquidity within a range of 17% to 25%. In 2004 the liquidity ratio fell within a range of 17% to 25%. Management utilizes information reports to monitor the maturity, redemption and renewal of its deposit accounts. In the event the bank is unable to raise new deposits or retain maturing deposits other sources of funding may be utilized. The bank can purchase deposits; known as brokered deposits or may borrow funds to cover short-term liquidity needs on established lines of credit. In addition, the bank became a member of the Federal Home Loan Bank of Atlanta in 2003, which provides an alternative source of liquidity. The objective of these policies is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

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

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. unless they have reached the floor rate of the loan. In this event the loan is placed in the fixed rate category and is shown in the period of its contractual maturity. Fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Community Financial’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the

“Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

Table 11
Interest Rate Gap Sensitivity
(dollars in thousands)

	At December 31, 2004
	Maturing or Repricing in
	Three	Four
	Months or	Months to	1 to 5	Over 5
	Less	12 Months	Years	Years	Total

Interest-earning assets:
Federal funds sold	$3,619	—	—	—	3,619
Investment securities	6,666	3,596	10,674	17,283	38,219
Loans	89,025	21,219	77,426	4,086	191,756
Other investments	—	—	—	495	495

Total interest-bearing assets	99,310	24,815	88,100	21,864	234,089

Interest-bearing liabilities:
Deposits:
Demand and savings	67,987	—	—	—	67,987
Time deposits	26,526	66,420	55,820	—	148,766
Retail repurchase agreements	1,135	—	—	—	1,135

Total interest-bearing liabilities	$95,648	66,420	55,820	—	217,888

Interest sensitive difference per period	3,662	(41,605)	32,280	21,864	16,201

Cumulative interest sensitivity difference	3,662	(37,943)	(5,663)	16,201
Cumulative difference to total assets	1.51%	(15.65%)	(2.34%)	6.68%

     At December 31, 2004, the difference between Community Financial’s liabilities and assets repricing or maturing within one year was $41.6 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause Community Financial’s net interest income to decline.

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

     Management takes other factors into consideration in monitoring the interest rate gap, which are not represented in this table. Loans are a mix of variable and fixed rate accounts. In the table above the variable rate loans are slotted by the next rate adjustment date. Fixed rate loans are slotted by the maturity date. The gap table is not cumulative, that is to say, the loans shown in the “three months or less” section of the table continue to be outstanding and help fill the gap in the one year range.

     The internal model used by Management to monitor Interest Rate Gap Sensitivity makes assumptions based on managements’ experience about the composition of the banks deposit and loan portfolios as well as historical trends. For example, $31.5 million of our CD’s contain a feature to increase the interest rate one time in the original maturity. It is our experience that only a small proportion of those eligible will reset the interest rate. Additionally, a modest rise in interest rates in one category of deposit accounts will not entice all account holders to move to a different account type. Compared to Table 11, the internal model which is reviewed monthly by Management, shows the bank more evenly balanced in the 1 and 3 year time horizons and as asset sensitive in all time frames. Under this scenario a rise in interest rates would cause Community Financial’s net interest income to increase.

Off-Balance-Sheet Arrangements

     In the normal course of our business, we enter into certain off-balance sheet transactions that are connected with meeting the financing needs of our customers. These off-balance-sheet arrangements consist of letters of credit and commitments to extend credit. In note 15 to our consolidated financial statements, we discuss in detail these off-balance-sheet arrangements.

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

Item 7. Financial Statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC.
AND SUBSIDIARY

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Community Financial Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Community Financial Holding Company, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Holding Company, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
February 18, 2005

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash and due from banks, including cash reserve requirements of $838,000 and $784,000, respectively	$3,026,774	2,972,743
Federal funds sold	3,618,693	6,800,546

Cash and cash equivalents	6,645,467	9,773,289

Investment securities available for sale	38,219,015	28,010,058
Other investments	666,034	269,734
Loans, net of allowances for loan losses of $2,197,697 and $1,663,829, respectively	189,043,992	152,125,069
Premises and equipment, net	5,678,475	5,709,560
Accrued interest receivable and other assets	2,200,776	1,600,740

	$242,453,759	197,488,450

Liabilities and Stockholders’ Equity

Deposits:
Demand	$25,344,383	18,091,055
Interest-bearing demand and money market	32,235,103	33,019,278
Savings	10,407,568	7,128,273
Time	148,766,407	121,816,593

Total deposits	216,753,461	180,055,199

Retail repurchase agreements	1,134,690	720,012
Accrued interest payable and other liabilities	796,498	580,563
Junior subordinated debenture	5,671,000	—

Total liabilities	224,355,649	181,355,774

Commitments

Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares; 1,200,894 issued and outstanding	6,004,470	6,004,470
Additional paid-in capital	7,528,877	7,528,877
Retained earnings	4,503,031	2,558,011
Accumulated other comprehensive income	61,732	41,318

Total stockholders’ equity	18,098,110	16,132,676

	$242,453,759	197,488,450

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and dividend income:
Interest on loans, including fees of $1,004,973, $732,661, and $677,659	$11,687,076	9,674,865	8,682,127
Interest on federal funds sold	106,081	103,291	120,099
Interest on government agencies securities	1,018,897	696,245	912,413
Interest on state, county and municipal securities	257,058	203,054	46,937
Interest on deposits with other banks	—	—	3,099
Interest and dividends on other investments	211,297	190,520	62,672

Total interest and dividend income	13,280,409	10,867,975	9,827,347

Interest expense:
Interest-bearing demand and money market	294,627	356,991	677,816
Savings	130,486	84,124	36,854
Time	4,326,598	3,757,028	3,544,560
Other	200,517	6,319	2,214

Total interest expense	4,952,228	4,204,462	4,261,444

Net interest income	8,328,181	6,663,513	5,565,903

Provision for loan losses	512,054	400,292	613,072

Net interest income after provision for loan losses	7,816,127	6,263,221	4,952,831

Other income:
Service charges on deposit accounts	440,228	407,392	337,924
Mortgage origination fees	59,200	187,183	177,507
Gains on sales of securities	30,460	70,064	3,601
Other	100,514	43,895	18,403

Total other income	630,402	708,534	537,435

Other expenses:
Salaries and employee benefits	3,067,362	2,387,722	2,039,086
Occupancy and equipment	532,371	398,149	401,341
Other	1,603,347	1,505,517	1,139,751

Total other expenses	5,203,080	4,291,388	3,580,178

Net earnings before income taxes	3,243,449	2,680,367	1,910,088
Income tax expense	1,118,295	938,248	687,364

Net earnings	$2,125,154	1,742,119	1,222,724

Net earnings per common share:

Basic earnings per common share	$1.77	1.45	1.30

Diluted earnings per common share	$1.64	1.36	1.25

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net earnings	$2,125,154	1,742,119	1,222,724

Other comprehensive income:
Unrealized holding gains on investment securities available for sale arising during period	67,424	(152,639)	138,012
Reclassification adjustment for (gains) losses on investment securities available for sale	(30,460)	(70,064)	(3,601)

Total other comprehensive income (loss) before tax	36,964	(222,703)	134,411

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during period	(28,125)	51,897	(46,924)
Reclassification adjustment for gains on investment securities available for sale	11,575	23,822	1,224

Total income taxes related to other comprehensive income (loss)	(16,550)	75,719	(45,700)

Total other comprehensive (loss) income, net of tax	20,414	(146,984)	88,711

Total comprehensive income	$2,145,568	1,595,135	1,311,435

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income	Total
Balance, December 31, 2001	867,560	$4,337,800	4,318,089	(406,832)	99,591	8,348,648

Proceeds from the sales of common stock, net of issuance costs of $122,552	333,334	1,666,670	3,210,788	—	—	4,877,458

Unrealized gains on securities available for sale, net of tax	—	—	—	—	88,711	88,711

Net earnings	—	—	—	1,222,724	—	1,222,724

Balance, December 31, 2002	1,200,894	6,004,470	7,528,877	815,892	188,302	14,537,541

Unrealized gains on securities available for sale, net of tax	—	—	—	—	(146,984)	(146,984)

Net earnings	—	—	—	1,742,119	—	1,742,119

Balance, December 31, 2003	1,200,894	6,004,470	7,528,877	2,558,011	41,318	16,132,676

Unrealized gains on securities available for sale, net of tax	—	—	—	—	20,414	20,414

Cash dividends paid	—	—	—	(180,134)	—	(180,134)

Net earnings	—	—	—	2,125,154	—	2,125,154

Balance, December 31, 2004	1,200,894	$6,004,470	7,528,877	4,503,031	61,732	18,098,110

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$2,125,154	1,742,119	1,222,724
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation, amortization and accretion	423,440	417,412	192,251
Deferred income tax expense (benefit)	50,952	18,600	(119,600)
Provision for loan losses	512,054	400,292	613,072
Gain on sales of securities	(30,460)	(70,064)	(3,601)
Change in:
Net unearned loan fees	211,974	52,313	66,808
Accrued interest receivable and other assets	(208,444)	75,800	(226,057)
Accrued interest payable and other liabilities	215,935	52,833	199,278

Net cash provided by operating activities	3,300,605	2,689,305	1,944,875

Cash flows from investing activities:
Net change in deposits with other banks	—	—	199,000
Purchase of other investments	(396,300)	(169,700)	—
Purchase of investment securities	(27,319,418)	(29,907,592)	(15,221,829)
Proceeds from sales, calls, paydowns and maturities of investment securities	17,096,438	22,603,517	11,888,776
Net change in loans	(37,981,638)	(26,013,026)	(31,651,757)
Purchases of premises and equipment	(303,295)	(176,708)	(218,315)

Net cash used by investing activities	(48,904,213)	(33,663,509)	(35,004,125)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	5,671,000	—	—
Dividends paid to stockholders	(180,134)	—	—
Proceeds from note payable	—	—	2,500,000
Repayment of note payable	—	—	(2,500,000)
Net change in federal funds purchased	—	—	(1,149,000)
Net change in retail repurchase agreements	414,678	59,995	660,017
Debt issuance cost paid on junior subordinated debenture	(128,020)	—	—
Net change in deposits	36,698,262	26,706,465	39,277,585
Proceeds from issuance of common stock, net of offering costs	—	—	4,877,458

Net cash provided by financing activities	42,475,786	26,766,460	43,666,060

Net change in cash and cash equivalents	(3,127,822)	(4,207,744)	10,606,810

Cash and cash equivalents at beginning of period	9,773,289	13,981,033	3,374,223

Cash and cash equivalents at end of period	$6,645,467	9,773,289	13,981,033

Supplemental disclosures of cash flow information and noncash investing activities:
Cash paid for interest	$4,936,154	4,190,383	4,146,284
Cash paid for income taxes	$1,269,500	824,000	743,000
Transfer of loans to other real estate owned	$338,687	38,400	—
Change in unrealized loss on securities available for sale, net of tax	$20,414	(146,984)	88,711

See accompanying notes to consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Community Financial Holding Company (the “Company”) and its wholly owned subsidiary, Gwinnett Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 29, 2002, the Bank completed the formation of a one-bank holding company and a plan to exchange all bank stock shares for shares of the holding company. Subsequent to the reorganization, all of the shares of the Bank were owned by the Company.

The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, money transfers and a variety of other banking services. The Bank has two banking offices. The main office is in Duluth (Gwinnett County), Georgia, and conducts its banking activities primarily in Gwinnett and surrounding counties. The branch is located in Suwanee (Gwinnett County), Georgia and opened in the first quarter of 2004.

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles (“GAAP”) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with o r in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Investment Securities

The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2004 and 2003, all securities were classified as available for sale.

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

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Consolidated Notes to Financial Statements, continued

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Other Investments Other investments include equity securities which have no readily determined fair value. These investments are carried at cost.

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

Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 as follows:

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

		Average
	Net	Shares	Per Share
	Earnings	Outstanding	Amount
For the year ended December 31, 2004:
Net earnings – basic	$2,125,154	1,200,894	$1.77

Effect of dilutive stock warrants	—	94,967

Net earnings – diluted	$2,125,154	1,295,861	$1.64

For the year ended December 31, 2003:
Net earnings – basic	$1,742,119	1,200,894	$1.45

Effect of dilutive stock warrants	—	79,688

Net earnings – diluted	$1,742,119	1,280,582	$1.36

For the year ended December 31, 2002:
Net earnings – basic	$1,222,724	938,947	$1.30

Effect of dilutive stock warrants	—	42,500

Net earnings – diluted	$1,222,724	981,447	$1.25

Recent Accounting Pronouncements

Meaning of Other-Than-Temporary-Impairment

In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was fully effective for other-than-temporary impairment evaluations made in reporting periods ending after June 15, 2004, whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in note 2 to the consolidated financial statements. The Bank did not recognize an impairment loss on any investment in 2004 or 2003.

Share-Based Payment

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 ®”). SFAS No. 123 ®, Share-Based Payment, requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. For the Company, SFAS No. 123 ® is effective beginning January 1, 2006. Since the Company currently has no unvested share-based plans, the adoption of these requirements will have no impact on the Company’s financial statements.

Reclassifications Certain amounts in the 2003 and 2002 consolidated financial statements have been restated to conform to the 2004 presentation.

(2)	INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2004 and 2003 are as follows:

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$22,669,198	27,467	71,624	22,625,041
Mortgage backed securities	3,981,187	40,163	104	4,021,246
Municipal securities	7,908,393	95,242	48,507	7,955,128
Corporate securities	1,804,110	37,740	750	1,841,100
Trust preferred securities	1,756,558	19,942	—	1,776,500

	$38,119,446	220,554	120,985	38,219,015

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(2)	INVESTMENT SECURITIES, continued

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$14,587,216	76,918	113,807	14,550,327
Mortgage backed securities	4,022,172	67,707	25,461	4,064,418
Municipal securities	5,268,674	33,809	61,522	5,240,961
Corporate securities	2,310,698	80,479	—	2,391,177
Trust preferred securities	1,758,693	4,482	—	1,763,175

	$27,947,453	263,395	200,790	28,010,058

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$8,031,250	48,740	1,977,116	22,884	10,008,366	71,624
Mortgage backed securities	1,015,778	64	198,265	40	1,214,043	104
Corporate securities	299,250	750	—	—	299,250	750
Municipal securities	2,428,416	37,787	775,636	10,720	3,204,052	48,507

	$11,774,694	87,341	2,951,017	33,644	14,725,711	120,985

	December 31, 2003
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$7,868,438	113,807	—	—	7,868,438	113,807
Mortgage backed securities	1,866,543	24,068	76,993	1,393	1,943,536	25,461
Municipal securities	2,321,211	61,522	—	—	2,321,211	61,522

	$12,056,192	199,397	76,993	1,393	12,133,185	200,790

At December 31, 2004, unrealized losses in the investment securities portfolio related to debt securities totaled $120,985. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2004 table above 8 out of 21 securities issued by U.S. government agencies, 9 out of 19 securities issued by municipalities, 3 out of 7 mortgage backed securities and 1 out of 3 corporate securities contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The amortized cost and estimated fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(2)	INVESTMENT SECURITIES, continued

	Amortized	Estimated
	Cost	Fair Value
1 to 5 years	$8,499,339	8,465,938
5 to 10 years	15,300,711	15,373,912
More than 10 years	10,338,209	10,357,920
Mortgage backed securities	3,981,187	4,021,245

	$38,119,446	38,219,015

Proceeds from sales of investment securities in 2004, 2003 and 2002 totaled $8,592,000, $3,790,000 and $995,000, respectively. Gross gains and losses are as follows:

	2004	2003	2002
Gross gains on sales	$78,295	74,998	2,593
Gross losses on sales	(47,835)	(5,674)	—
Gross gains on calls	—	740	1,008

Net gains	$30,460	70,064	3,601

Securities with a carrying value of approximately $10,597,000 and $5,187,000 at December 31, 2004 and 2003, respectively were pledged to secure public deposits and for other purposes.

At December 31, 2004 and 2003, the Bank had no outstanding derivative financial instruments such as swaps, options, futures, or forward contracts.

(3)	LOANS

Major classifications of loans at December 31, 2004 and 2003, are summarized as follows:

	2004	2003
Commercial	$43,171,589	37,478,750
Real estate	135,177,983	105,707,711
Consumer	13,407,789	10,906,135

	191,757,361	154,092,596
Less: Allowance for loan losses	2,197,697	1,663,829
Net unearned loan fees	515,672	303,698

Net loans	$189,043,992	152,125,069

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Gwinnett County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

An analysis of the activity in the allowance for loan losses is presented below:

	2004	2003	2002
Balance at beginning of year	$1,663,829	1,598,956	1,132,130
Provision for loan losses	512,054	400,292	613,072
Loans charged off	(74,388)	(369,412)	(149,131)
Recoveries on loans charged off	96,202	33,993	2,885

	$2,197,697	1,663,829	1,598,956

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(4)	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2004 and 2003, are summarized as follows:

	2004	2003
Land	$1,369,959	1,369,959
Building	3,918,481	3,883,111
Leasehold improvements	154,740	—
Equipment, furniture and vehicles	1,404,376	1,294,246

	6,847,556	6,547,316
Less accumulated depreciation and amortization	1,169,081	837,756

	$5,678,475	5,709,560

Depreciation expense and leasehold amortization was approximately $333,000, $275,000 and $278,500 for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)	DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $68,466,000 and $54,833,000 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$92,910,116
2006	18,852,784
2007	31,953,909
2008	1,430,822
2009 and thereafter	3,618,776

$148,766,407

The Bank had brokered time deposits at December 31, 2004 and 2003, of approximately $10,305,000 and $9,798,000, respectively. Brokered time deposits at December 31, 2004 had a weighted average interest rate of 3.75%.

(6)	JUNIOR SUBORDINATED DEBENTURES

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

(6)	JUNIOR SUBORDINATED DEBENTURES, continued

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

(7)	FHLB BORROWING AGREEMENT

In 2003, the Bank entered into an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities. Any amounts advanced by the FHLB would be collateralized under a Blanket Floating Lien covering all of the Bank’s 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. Additionally, the FHLB allows for borrowing utilizing other assets as collateral such as investments, cash balances and other types of loans. At December 31, 2004, the Bank had lending guidelines that would allow for approximately $36,368,000 million of borrowings from the FHLB .

(8)	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current	$1,067,343	919,648	806,964
Deferred	50,952	18,600	(108,800)
Utilization of net operating loss	—	—	(10,800)

	$1,118,295	938,248	687,364

The difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
Pretax income at statutory rate	$1,102,773	911,300	649,400
Add:
Tax exempt income	(94,654)	(62,700)	(15,800)
Other, primarily state income taxes	110,176	89,648	53,764

	$1,118,295	938,248	687,364

The following summarizes the sources and expected tax consequences of future taxable deductions (income), which comprise the net deferred taxes at December 31, 2004 and 2003.

	2004	2003
Deferred income tax assets:
Allowance for loan losses	$738,310	544,000
Organizational and preopening costs	7,415	24,800
Other	6,335	17,400

Total gross deferred income tax assets	752,060	586,200

Deferred income tax liabilities:
Net unrealized gain on investment securities	(37,837)	(21,300)
Premises and equipment	(268,812)	(52,000)

Total gross deferred income tax liabilities	(306,649)	(73,300)

Net deferred income tax asset	$445,411	512,900

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Consolidated Notes to Financial Statements, continued

(9)	EMPLOYEE BENEFIT PLAN

The Bank sponsors a defined contribution plan, intended to comply with the requirements of section 401(k) of the Internal Revenue Code, covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are made each payroll period and are approved annually by the Board of Directors. The Bank matched each participant’s contributions up to 4% of the participant’s eligible compensation, which amounted to $89,320, $51,800 and $45,900 in 2004, 2003 and 2002, respectively.

In 2003, the Board of Directors amended the defined contribution plan in order to incorporate a profit sharing plan. The Bank contributed 2% of eligible compensation to all its officers and employees in 2004, which totaled $35,084. Executive officers did not receive a profit sharing contribution under this plan in 2004.

(10)	STOCKHOLDERS’ EQUITY

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

The warrants were not immediately exercisable. The right to exercise the warrants vested with respect to one-third of the warrant shares on October 18, 2000, October 18, 2001 and October 18, 2002. The Bank has the right, upon notice from its regulators that the Bank is capital deficient, to require each organizer to exercise or forfeit all of his/her warrants within twenty-one days of the Bank’s call for the exercise of the warrants.

(11)	DIVIDEND RESTRICTIONS

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2005 without prior approval is approximately $1,063,000.

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

(12)	REGULATORY MATTERS

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

Actual capital amounts and ratios are also presented in the table (amounts presented in thousands).

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Consolidated Notes to Financial Statements, continued

(12)	REGULATORY MATTERS, continued

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Consolidated	$25,734	12.17%	$16,920	³8.0%	N/A	N/A
Bank only	$25,556	12.09%	$16,911	³8.0%	$21,139	³10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$23,536	11.13%	$8,460	³4.0%	N/A	N/A
Bank only	$23,358	11.05%	$8,455	³4.0%	$12,683	³ 6.0%

Tier I Capital (to Average Assets)
Consolidated	$23,536	9.76%	$9,646	³4.0%	N/A	N/A
Bank only	$23,358	9.70%	$9,635	³4.0%	$12,044	³ 5.0%

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Consolidated	$17,755	10.46%	$13,589	³8.0%	N/A	N/A
Bank only	$17,621	10.37%	$13,589	³8.0%	$16,987	³10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	$16,091	9.48%	$6,795	³4.0%	N/A	N/A
Bank only	$15,957	9.39%	$6,795	³4.0%	$10,192	³ 6.0%

Tier I Capital (to Average Assets)
Consolidated	$16,091	8.31%	$7,751	³4.0%	N/A	N/A
Bank only	$15,957	8.23%	$7,751	³4.0%	$9,689	³5.0%

(13)	MISCELLANEOUS OPERATING EXPENSES

Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

	2004		2003		2002
Legal and professional fees		$299,215		273,603		171,580
Data processing fees		$281,837		255,659		251,065
Advertising and public relations		$109,013		95,600		106,796
Business development		$167,382		164,464		55,028

(14)	RELATED PARTY TRANSACTIONS

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2004:

Beginning balance	$2,948,813
Loans advanced	1,085,380
Repayments	(1,937,625)

Ending balance	$2,096,568

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(14)	RELATED PARTY TRANSACTIONS, continued

The aggregate amount of deposits of directors and executive officers and their affiliates amounted to approximately $1,791,000 and $3,497,000 at December 31, 2004 and 2003, respectively.

(15)	COMMITMENTS

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	Approximate
	Contract Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$41,225,000	29,281,000
Standby letters of credit	$1,217,000	969,000

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

The Bank has obtained lines of credit available with correspondent banks to purchase federal funds. At December 31, 2004, unused lines of credit totaled $9,300,000.

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

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

The carrying value of securities sold under retail repurchase agreements approximates fair value.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial.

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

The carrying amount and estimated fair values of the Bank’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$6,645,467	6,645,467	9,773,289	9,773,289
Investment securities	$38,219,015	38,219,015	28,010,058	28,010,058
Other investments	$666,034	666,034	269,734	269,734
Loans	$189,043,992	189,762,000	152,125,069	156,454,069

Liabilities:
Deposits	$216,753,461	218,118,387	180,055,199	181,696,970
Retail repurchase agreements	$1,134,690	1,134,690	720,012	720,012

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Notes to Financial Statements, continued

(17)	CONDENSED FINANCIAL INFORMATION OF COMMUNITY FINANCIAL HOLDING COMPANY, INC.

Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Cash	$152,885	119,554
Investment in bank subsidiary	23,420,132	15,998,483
Other investment	171,000	—
Income taxes receivable	165,677	31,139

	$23,909,694	16,149,176

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$5,671,000	—
Accrued expenses and other liabilities	140,584	16,500
Stockholders’ equity	18,098,110	16,132,676

	$23,909,694	16,149,176

Statements of Earnings
For the Year Ended December 31, 2004 and 2003

	2004	2003
Equity in undistributed earnings of bank subsidiary	$2,401,235	1,806,894

Other operating expenses	(418,305)	(102,817)

Earnings before income taxes	1,982,930	1,704,077

Income tax benefit	142,224	38,042

Net earnings	$2,125,154	1,742,119

Statements of Cash Flows
For the Year Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net earnings	$2,125,154	1,742,119
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in undistributed earnings of bank subsidiary	(2,401,235)	(1,806,894)
Change in other assets and liabilities, net	117,566	28,970

Net cash used by operating activities	(158,515)	(35,805)

Cash flows from investing activities:
Contributions to bank subsidiary	(5,000,000)	(1,000,000)
Purchase of other investments	(171,000)	—

Net cash used by investing activities	(5,171,000)	(1,000,000)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	5,671,000	—
Debt issuance costs paid on junior subordinated debentures	(128,020)	—
Dividends paid to stockholders	(180,134)	—

Net cash provided by financing activities	5,362,846	—

Net change in cash	33,331	(1,035,805)

Cash and cash equivalents at beginning of the period	119,554	1,155,359

Cash and cash equivalents at end of the period	$152,885	119,554

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     As of December 31, 2004 (the “Evaluation Date”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 15d-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the Evaluation Date, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

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

Item 8B. Other Information.

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

     The Company adopted a Code of Ethics which is incorporated in the Employee Handbook. The document is published on the Company’s website at www.gwinnettcommunitybank.com. A copy of the Code of Ethics may be obtained without charge upon written request to the Secretary of the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained under the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

     The information contained under the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits.

Exhibits.

3.1	Articles of Incorporation of Community Financial (incorporated by reference to Exhibit 3.1 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

3.2	Bylaws of Community Financial (incorporated by reference to Exhibit 3.2 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

4.1	See exhibits 3.1 and 3.2 for provisions of Community Financial’s Articles of Incorporation and Bylaws defining the rights of shareholders.

4.2	Specimen certificate representing shares of Community Financial’s common stock (incorporated by reference to Exhibit 4.2 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

10.1	Agreement between Fiserv Solutions, Inc. and Gwinnett Community Bank dated June 8, 1999 (incorporated by reference to Exhibit 10.1 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

10.2	Form of Organizer Warrant (incorporated by reference to Exhibit 10.1 of the Community Financial’s Registration Statement on Form S-1, filed June 6, 2002 (File No. 333-89972)).

10.3	Executive Employment Agreement for Thomas J. Martin effective January 1, 2004. (incorporated by reference to Exhibit 10.3 to Community Financial’s 10-KSB for the fiscal year ended December 31, 2003).

10.4	Executive Employment Agreement for Ann K. Marshall effective January 1, 2004. (incorporated by reference to Exhibit 10.4 to Community Financial’s 10-KSB for the fiscal year ended December 31, 2003).

10.5	Executive Employment Agreement for Donald W. Tew effective January 1, 2004. (incorporated by reference to Exhibit 10.5 to Community Financial’s 10-KSB for the fiscal year ended December 31, 2003).

10.6	Description of Management Bonus Plan. (incorporated by reference to Exhibit 10.6 to Community Financial’s 10-KSB for the fiscal year ended December 31, 2003).

10.7	Executive Long-Term Care Policy. (incorporated by reference to Exhibit 10.7 to Community Financial’s 10-KSB for the fiscal year ended December 31, 2003).

10.8	Amended and Restated Trust Agreement dated as of March 26, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee (incorporated by reference to Exhibit 10.1 to Community Financial’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004)

10.9	Guarantee Agreement dated as of March 26, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 10.2 to Community Financial’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004)

10.10	Junior Subordinated Indenture dated as of March 26, 2004, by and between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.3 to Community Financial’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to Community Financial’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003).

21	Subsidiaries of the Registrant

24	Power of Attorney (see signature page to this Report on Form 10-KSB).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

Item 14. Principal Accountant Fees and Services.

     The information contained under the section captioned “Ratification of Appointment of Auditors” in the Company’s Proxy Statement is incorporated herein by reference.

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL HOLDING COMPANY, INC.

Dated: March 24, 2005	By:	/s/Thomas J. Martin

Thomas J. Martin
President and Chief Executive Officer

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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Martin Thomas J. Martin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2005

/s/ Ann K. Marshall Ann K. Marshall	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 24, 2005

/s/ Frank W. Bell, Jr. Frank W. Bell, Jr.	Director	March 24, 2005

/s/ James B Braden James B. Braden	Director	March 24, 2005

/s/ J. Terry Gordon J. Terry Gordon	Director	March 24, 2005

/s/ Miles H. Mason, III Miles H. Mason, III, M.D.	Director	March 24, 2005

/s/ Don F. Phillips Don F. Phillips, Jr.	Director	March 24, 2005

/s/ Daniel E. Reeves Daniel E. Reeves	Director	March 24, 2005

/s/ Franklin M. Rinker Franklin M. Rinker	Director	March 24, 2005