Form 10QSB
period 2005-03-31
COMMUNITY FINANCIAL HOLDING CO INC
filed 2005-05-13
CIK 1174786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,894 shares of common stock, par value $5 per share, outstanding as of May 13, 2005.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2005

(Unaudited)

Assets
Cash and due from banks	$5,846,662
Federal funds sold	297,303

Cash and cash equivalents	6,143,965

Investment securities available for sale	36,263,239
Other investments	666,034

Loans	208,474,445
Less: Unearned income	(540,694)
Allowance for loan losses	(2,387,825)

Loans, net	205,545,926

Premises and equipment, net	5,606,093
Other assets	2,580,256

$256,805,513

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$28,495,527
Interest-bearing	196,765,955

Total deposits	225,261,482

Retail repurchase agreements	436,181
Federal funds purchased	5,813,000
Accrued interest payable and other liabilities	1,385,265
Junior subordinated debentures	5,671,000

Total liabilities	238,566,928

Stockholders equity:
Common stock, $5 par value; 10,000,000 shares authorized; 1,200,894 shares issued and outstanding	6,004,470
Additional paid-in capital	7,528,877
Retained earnings	4,880,560
Accumulated other comprehensive income	(175,322)

Total stockholders’ equity	18,238,585

$256,805,513

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Interest income:
Interest and fees on loans	$3,444,402	2,670,867
Interest on taxable investment securities	272,706	188,257
Interest on non-taxable investment securities	69,029	47,514
Interest on federal funds sold	15,120	22,536
Other	58,716	53,693

Total interest income	3,859,973	2,982,867

Interest expense	1,429,231	1,094,579

Net interest income	2,430,742	1,888,288

Provision for loan losses	224,098	148,756

Net interest income after provision for loan losses	2,206,644	1,739,532

Other operating income:
Service charges and fee income	97,536	97,159
Mortgage origination fees	10,594	16,147
Securities gains	4,893	9,666
Other	30,544	22,284

Total other income	143,567	145,256

Other operating expense:
Salaries and employee benefits	930,846	758,998
Occupancy and equipment	143,059	125,494
Other operating expense	390,546	364,010

Total other operating expense	1,464,451	1,248,502

Earnings before income taxes	885,760	636,286

Income tax expense	304,079	213,788

Net earnings	$581,681	422,498

Net earnings per common share:

Basic earnings per common share	$.48	.35

Diluted earnings per common share	$.44	.33

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Net earnings	$581,681	422,498

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(377,454)	354,050
Reclassification adjustment for gains on investment securities available for sale	(4,893)	(9,666)

Total other comprehensive income (loss), before tax	(382,347)	344,384

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	143,434	(120,377)
Reclassification adjustment for gains on investment securities available for sale	1,859	3,286

Total income taxes related to other comprehensive income (loss)	145,293	(117,091)

Total other comprehensive income (loss), net of tax	(237,054)	227,293

Comprehensive income	$344,627	649,791

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$581,681	422,498
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	224,098	148,756
Depreciation, amortization and accretion, net	91,759	106,995
Gain on sale of investment securities	(4,893)	(9,666)
Change in other assets and other liabilities	172,823	116,711

Net cash provided by operating activities	1,065,468	785,294

Cash flows from investing activities:
Proceeds from sales of investment securities	1,452,625	2,492,494
Proceeds from maturities, calls and paydowns of investment securities available for sale	2,138,491	1,221,927
Purchases of investment securities available for sale	(2,018,311)	(4,190,240)
Net change in loans	(16,751,053)	(7,407,562)
Purchases of premises and equipment	(11,234)	(176,283)

Net cash used by investing activities	(15,189,482)	(8,059,664)

Cash flows from financing activities:
Net change in deposits	8,508,021	21,104,467
Net change in securities sold under repurchase agreements	(698,509)	(84,671)
Net change in federal funds purchased	5,813,000	—
Proceeds from issuance of junior subordinated debentures	—	5,671,000
Debt issuance costs paid on junior subordinated debentures	—	(118,500)

Net cash provided by financing activities	13,622,512	26,572,296

Net change in cash and cash equivalents	(501,502)	19,297,926

Cash and cash equivalents at beginning of period	6,645,467	9,773,289

Cash and cash equivalents at end of period	$6,143,965	29,071,215

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$1,427,212	1,130,120

Cash paid for income taxes	$—	162,000

Change in net unrealized gains (losses) on investment securities available for sale, net of tax	$(237,054)	227,293

Dividends declared on common stock	$204,152	180,134

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

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

(2)	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months ended March 31, 2005 and 2004 are as follows:

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount
For the three months ended March 31, 2005:
Net earnings – basic	$581,681	1,200,894	$0.48

Effect of dilutive stock warrants	—	112,875

Net earnings – diluted	$581,681	1,313,769	$0.44

For the three months ended March 31, 2004:
Net earnings – basic	$422,498	1,200,894	$0.35

Effect of dilutive stock warrants	—	70,833

Net earnings – diluted	$422,498	1,271,727	$0.33

(3)	Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses is presented below:

	For the three months ended
	March 31,
	2005	2004
Balance at beginning of period	$2,197,697	1,663,829
Provision for loan losses	224,098	148,756
Loans charged off	(35,848)	(4,934)
Recoveries on loans charged off	1,878	3,044

	$2,387,825	1,810,695

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(4)	Community Financial Holding Company 2005 Stock Option Plan

On March 17, 2005, the Board of Directors approved the Company’s 2005 Stock Option Plan (the “Plan”) whereby 60,000 shares of the Company’s common stock were authorized for issuance pursuant to the exercise of options to purchase common stock which may be issued under the Plan. On April 14, 2005, the Shareholders ratified the Plan. The Plan allows for the grant of up to 6,000 options for any new Directors; 24,000 options for all current executive officers (as a group) and 30,000 options for all employees, including all current officers who are not executive officers (as a group). The Plan excludes all current directors. No options have been granted as of this report.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Three Months Ended
March 31, 2005 and 2004

Forward-Looking Statements

This discussion may contain forward-looking statements that involve risks and uncertainties such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors, some of which are beyond the Company’s control. Although we believe the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where we operate); competition from other providers of the financial services we offer; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of our credit customers; all of which are difficult to predict and which may be beyond our control. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; the impact of the war on terrorism; and the success of the Company at managing the risks involved in the foregoing. We undertake no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at March 31, 2005, were $256.8 million representing a $14.3 million (5.92%) increase from December 31, 2004. Deposits increased $8.5 million (3.93%) from December 31, 2004. Gross loans increased $16.7 million (8.72%) from December 31, 2004. The allowance for loan losses at March 31, 2005, totaled $2.4 million, representing 1.15% of total loans compared to the December 31, 2004 total of $2.2 million, also representing 1.15% of total loans. Cash and cash equivalents decreased $502 thousand (-7.55%) from December 31, 2004 as loan demand outpaced deposits.

Non-accrual loans totaled $93,944 at March 31, 2005, a decrease of $16,543 since December 31, 2004. This is due to the charge-off of a consumer loan account due to bankruptcy totaling $35,847 and an addition of a loan totaling $22,305 where the borrower is deceased. The collateral for the loan totaling $22,305 has been sold and no loss was recorded. The remaining balance in non-accrual loans is a loan for paving equipment. The borrower is making regular principal reductions of $1,000 per month.

Components of non-performing assets at March 31, 2005 and December 31, 2004, are as follows:

	March 31, 2005	December 31, 2004
Other real estate and repossessions	$277,419	277,330
Accruing loans 90 days or more past due	$10,268	—
Non-accrual loans	$93,944	110,487

Our subsidiary bank, Gwinnett Community Bank, was most recently examined by its primary regulatory authority in March 2005. There were no recommendations by the regulatory authority that in management’s opinion will have a material effect on the Company’s liquidity, capital resources or operations.

Other real estate (ORE) totaled $286,496 at March 31, 2005. There are six vacant lots associated with a borrower who declared bankruptcy in the fall of 2004, which totals $248,000. The Company anticipates selling these lots. The remaining balance of $38,000 is on a property where the Bank and purchaser are working on a zoning issue.

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

Results of Operations

For the three months ended March 31, 2005, we had net earnings of $581,681, or $0.44 per diluted share, compared to $422,498, or $.33 per diluted share, for the same period in 2004. The primary reason the earnings increased was due to a volume increase in loans and the effects of two additional prime rate increases.

Net interest income increased $542,454 (28.7%) in the first three months of 2005 compared to the same period for 2004. Interest income for the first three months of 2005 was $3.9 million, representing an increase of $877,106 (29.4%) over the same period in 2004. Interest expense for the first three months of 2005 increased $334,652 (30.6%) compared to the same period in 2004. Net interest margin on a tax equivalent basis for the three months ended March 31, 2005, was 4.44% versus 3.61% for the same period of 2004. The primary reason net interest income increased is the volume increase in loans of 29% versus the 12% increase in deposit volume coupled with the two prime rate adjustments which improved loan interest income as loans re-priced more rapidly than deposits.

The provision for loan losses for the first three months of 2005 increased $75,342 compared to the same period for 2004, primarily due to an increase in loan growth. Loan charge-offs for the three months ended March 31, 2005 were $35,848 and recoveries totaled $1,878 resulting in net charge-offs of $33,970, compared to net charge-offs of $1,890 for the same period in 2004. The charge-off was caused by a consumer bankruptcy. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there can be no assurance that this will be the case. The following table shows net loan charge-offs by category for the three months ended March 31, 2005 as compared to March 31, 2004:

	March 31, 2005	March 31, 2004
Commercial	$—	—
Real Estate	—	—
Consumer	33,970	1,890

	$33,970	1,890

Other operating income decreased for the three months ended March 31, 2005, by approximately $1,700, or 1.16%, compared to the same period in 2004. Mortgage origination income decreased $5,553 (34.4%) The Company opted to enter into a new partnership with Guaranty Mortgage rather than replace the lender who retired in June 2004. As expected, mortgage loan origination income declined as the new venture continues to become established.

Total other operating expense for the first three months of 2005 increased approximately $216,000 (17.3%) compared to the first three months of 2004. The increase is primarily due to increased personnel costs associated with the addition of our Suwanee, Georgia branch office which opened in April 2004 and the Snellville, Georgia branch office which is scheduled to open mid-May 2005, the addition of a commercial lender, Small Business Administration (SBA) lender, and merit increases for existing employees. Occupancy and equipment expense increased $17,565 (14%) for the three months ended March 31, 2005 over the same period in 2004 due to equipment and facilities required for the new branch operations. It is anticipated that operating costs will increase commensurate with the continued growth of the Company. Following is a table illustrating the increases in other operating expenses by category for the three months ended March 31, 2005, compared to the three months ended March 31, 2004:

	March 31,	March 31,
	2005	2004	Change
Other Operating Expense
Business Development Costs	$35,492	38,857	(3,365)
Legal Fees	43,050	(3,000)	46,050
Audit & Accounting Fees	41,175	31,775	9,400
Consulting Fees	3,250	3,250	—
Loan Production Costs	10,921	21,954	(11,033)
Insurance Costs	15,533	13,747	1,786
Stationary & Supplies	19,097	27,564	(8,467)
Directors Fees	12,900	12,900	(—)
Variable Operating Costs	85,321	83,235	2,086
Data Processing	82,892	97,728	(14,836)
Property & Business Taxes	37,700	36,000	1,700
Amortization of Debt Cost on Trust Preferred	3,215	—	3,215

	$390,546	364,010	26,536

Our effective income tax rate for the first three months of 2005 was approximately 34.3% compared to 33.6% for the first three months of 2004. The increase in the tax rate is due to the decrease in income on tax-exempt investment securities relative to pre-tax earnings.

Comprehensive Income/Loss

The decrease in comprehensive income for the quarter ended March 31, 2005 was $305,164 (47%) as compared to the same period in 2004. The change is primarily due to a market reaction to the increase in rates by the Federal Reserve coupled with the continued bias for interest rate increases in the near future. In the month of April over one-third of the unrealized market loss had been recovered.

Capital

The following tables present consolidated and bank regulatory capital positions at March 31, 2005:

Risk-Based Capital Ratios	Consolidated	Bank Only
Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	9.69%	9.67%
Minimum leverage requirement	N/A	3.00%

Excess	N/A	6.67%

Tier 1 Tangible Capital, Actual	10.47%	10.45%
Tier 1 Tangible Capital minimum requirement	N/A	4.00%

Excess	N/A	6.45%

Total Capital, Actual	11.52%	11.50%
Total Capital minimum requirement	N/A	8.00%

Excess	N/A	3.50%

Off-Balance Sheet Arrangements

In the normal course of our business, we enter into certain off-balance sheet transactions that are connected with meeting the financing needs of our customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. The Company’s unfunded commitments remain consistent as a percentage of total outstanding loans. For further information, please refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 3.Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within the Company and its consolidated subsidiaries, and that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY

Item 1. Legal Proceedings

            None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

            None.

Item 6. Exhibits

     The following exhibits are filed with this report:

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

Community Financial Holding Company, Inc.

Date: May 13, 2005	By:	/s/ Thomas J. Martin

Thomas J. Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2005	By:	/s/ Ann K. Marshall

Ann K. Marshall
Chief Financial Officer
(Principal Financial Officer)