Form 10QSB
period 2005-06-30
COMMUNITY FINANCIAL HOLDING CO INC
filed 2005-08-11
CIK 1174786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,894 shares of common stock, par value $5 per share outstanding as of August 11, 2005.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Assets

Cash and due from banks	$3,644,065
Federal funds sold	11,154,294

Cash and cash equivalents	14,798,359

Investment securities available for sale	35,736,830
Other investments	666,034

Loans	217,754,807
Less: Unearned income	(549,923)
Allowance for loan losses	(2,519,452)

Loans, net	214,685,432

Premises and equipment, net	5,752,856
Other assets	2,490,639

$274,130,150

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$28,514,107
Interest-bearing	219,695,053

Total deposits	248,209,160

Retail repurchase agreements	156,164
Accrued interest payable and other liabilities	921,429
Junior subordinated debentures	5,671,000

Total liabilities	254,957,753

Stockholders equity:
Common stock, $5 par value; 10,000,000 shares authorized; 1,200,894 shares issued and outstanding	6,004,470
Additional paid-in capital	7,528,877
Retained earnings	5,658,798
Accumulated other comprehensive loss	(19,748)

Total stockholders’ equity	19,172,397

$274,130,150

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
For the Three Months and the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$3,980,240	2,735,986	7,424,642	5,406,853
Interest on taxable investment securities	270,611	272,885	543,317	461,143
Interest on non-taxable investment securities	65,894	61,967	134,923	109,480
Interest on federal funds sold	51,233	30,870	66,353	53,407
Other	62,375	50,887	121,091	104,580

Total interest income	4,430,353	3,152,595	8,290,326	6,135,463

Interest expense — Deposits and repurchase agreements	1,770,242	1,230,737	3,199,473	2,325,316

Net interest income	2,660,111	1,921,858	5,090,853	3,810,147

Provision for loan losses	140,000	155,565	364,098	304,322

Net interest income after provision for loan losses	2,520,111	1,766,293	4,726,755	3,505,825

Other operating income:
Service charges and fee income	117,575	121,012	215,110	218,171
Mortgage origination	18,050	25,047	28,644	41,194
Securities gains	1,391	—	6,285	9,666
Other	34,937	13,773	65,481	36,057

Total other income	171,953	159,832	315,520	305,088

Other operating expense:
Salaries and employee benefits	933,597	762,772	1,864,443	1,521,769
Occupancy and equipment	160,332	137,185	303,390	262,679
Other operating expense	394,312	379,345	784,858	743,356

Total other operating expense	1,488,241	1,279,302	2,952,691	2,527,804

Earnings before income taxes	1,203,823	646,823	2,089,584	1,283,109

Income tax expense	425,586	222,384	729,665	436,172

Net earnings	$778,237	424,439	1,359,919	846,937

Basic earnings per common share	$.65	.35	1.13	.71

Diluted earnings per common share	$.59	.33	1.03	.65

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Three Months and the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	2005	2004	2005	2004
Net earnings	$778,237	424,439	1,359,919	846,937

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) on investment securities available for sale arising during the period	(250,927)	(1,280,881)	(125,136)	(926,831)
Reclassification adjustment for gains on investment securities available for sale	(1,391)	—	(6,285)	(9,666)

Total other comprehensive income (loss), before tax	(252,318)	(1,280,881)	(131,421)	(936,497)

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	95,352	435,500	47,551	315,123
Reclassification adjustment for gains on investment securities available for sale	529	—	2,388	3,286

Total income taxes related to other comprehensive income (loss)	95,881	435,500	49,939	318,409

Total other comprehensive income, net of tax	(156,437)	(845,381)	(81,482)	(618,088)

Comprehensive income (loss)	$621,800	(420,942)	1,278,437	228,849

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,359,919	846,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	364,098	304,322
Depreciation, amortization and accretion, net	186,780	210,965
Gain on sale of investment securities	(6,285)	(9,666)
Change in other assets and other liabilities	(87,772)	(271,426)

Net cash provided by operating activities	1,816,740	1,081,132

Cash flows from investing activities:
Proceeds from sales of investment securities	2,874,642	2,492,494
Proceeds from maturities, calls and paydowns of investment securities available for sale	2,542,506	2,378,802
Purchases of investment securities available for sale	(3,068,833)	(17,358,070)
Purchases of other investments	—	(193,500)
Net change in loans	(26,039,789)	(18,708,158)
Purchases of premises and equipment	(246,587)	(232,538)
Proceeds for disposal of fixed assets	1,191	—

Net cash used by investing activities	(23,936,870)	(31,620,970)

Cash flows from financing activities:
Net change in deposits	31,455,699	24,166,615
Net change in securities sold under repurchase agreements and federal funds purchased	(978,525)	130,012
Proceeds from issuance of junior subordinated debt	—	5,671,000
Debt issuance costs paid on junior subordinated debentures	—	(118,500)
Dividends paid on common stock	(204,152)	(180,034)

Net cash provided by financing activities	30,273,022	29,669,093

Net change in cash and cash equivalents	8,152,892	(870,745)

Cash and cash equivalents at beginning of period	6,645,467	9,773,289

Cash and cash equivalents at end of period	$14,798,359	8,902,544

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$3,012,421	2,241,269
Cash paid for income taxes	$735,000	693,500
Change in net unrealized gains (losses) on investment securities available for sale, net of tax	$(81,480)	(618,088)
See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
(1)	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Community Financial Holding Company, Inc. (the “Company”) and its wholly owned subsidiary, Gwinnett Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

New Significant Accounting Policy
Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Upon the initial issuance of stock options under the Company’s newly approved stock option plan (see Note 4), the Company elected to adopt the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosure of net income and basic and diluted earnings per common share. Accordingly, the Company has recorded no expense in the six months or quarter ended June 30, 2005 related to its stock options.

		For the three
		months
		ended June
		30, 2005
Net earnings	As reported	$778,237
	Effect of stock options grants	(81,970)

	Pro forma	$696,267

Basic earnings per share	As reported	$0.65
	Pro forma	$0.58
Diluted earnings per share	As reported	$0.59
	Pro forma	$0.53

		For the six months
		ended June 30, 2005
Net earnings	As reported	$1,359,919
	Effect of stock options grants	(81,970)

	Pro forma	$1,277,949

Basic earnings per share	As reported	$1.13
	Pro forma	$1.06
Diluted earnings per share	As reported	$1.03
	Pro forma	$0.97

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, continued
(Unaudited)
(1)	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncement
Share-Based Payment
In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. For the Company, SFAS No. 123 (R) is effective beginning January 1, 2006. Since the Company currently has no unvested share-based plans, the adoption of these requirements will have no impact on the Company’s financial statements beginning January 1, 2006, unless future options are granted with vesting occurring in 2006 or later.

(2)	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effects of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three months and the six months ended June 30, 2005 and 2004 are as follows:

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount
For the three months ended June 30, 2005:
Net earnings — basic	$778,237	1,200,894	$.65
Effect of dilutive stock warrants and options	—	115,307	(.06)

Net earnings — diluted	$778,237	1,316,787	$.59

For the three months ended June 30, 2004:
Net earnings — basic	$424,439	1,200,894	$.35
Effect of dilutive stock warrants	—	94,444	(.02)

Net earnings — diluted	$424,439	1,295,338	$.33

		Average	Per
	Net	Shares	Share
	Earnings	Outstanding	Amount
For the six months ended June 30, 2005:
Net earnings — basic	$1,359,919	1,200,894	$1.13
Effect of dilutive stock warrants and options	—	114,413	(.10)

Net earnings — diluted	$1,359,919	1,315,307	$1.03

For the six months ended June 30, 2004:
Net earnings — basic	$846,937	1,200,894	$.71
Effect of dilutive stock warrants	—	94,444	(.06)

Net earnings — diluted	$846,937	1,295,338	$.65

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, continued
(Unaudited)
(3)	Allowance for Loan Losses An analysis of the activity in the allowance for loan losses is presented below:

	For the three months ended		For the six months ended
	June 30		June 30
	2005	2004	2005	2004
Balance at beginning of period	$2,387,825	1,810,695	2,197,697	1,663,829
Provision for loan losses	140,000	155,565	364,098	304,322
Loans charged off	(12,376)	(23,111)	(48,224)	(28,046)
Recoveries on loans charged off	4,003	1,950	5,881	4,994

Total	$2,519,452	1,945,099	2,519,452	1,945,099

(4)	Community Financial Holding Company, Inc. 2005 Stock Option Plan
On March 17, 2005, the Board of Directors approved the Company’s 2005 Stock Option Plan (the “Plan”), whereby 60,000 shares of the Company’s common stock were authorized for issuance pursuant to the Plan. On April 14, 2005, the shareholders of the Company approved, adopted and ratified the Plan.

The Plan allows for the grant of up to 6,000 options for any new directors of the Bank; 24,000 options for all current executive officers of the Bank (as a group); and 30,000 options for all employees of the Bank, including all current officers who are not executive officers of the Bank (as a group). The Plan does not allow option grants to any current directors of the Bank.

Any optionee under the Plan would be able to purchase shares of the Company’s common stock by exercising such vested options at an exercise price equal to the fair market value of the common stock on the date of grant as determined by the Company’s Board of Directors. The options vest over periods of time as specified in the specific option agreements between the Company and the optionees. The options expire after ten years.

In June 2005, 18,700 options were granted to two executive officers of the Bank with a weighted average exercise price of $21.33, and no options were cancelled or exercised through June 30, 2005. All of these options were immediately fully vested and exerciseable.

(5)	Application to Securities and Exchange Commission to Change to Private Company
On June 17, 2005, the Company filed a preliminary proxy statement with the Securities and Exchange Commission indicating the Company’s intent to go private by deregistering its common stock and suspending its reporting requirements. The directors and management chose to effect this transaction principally to save the substantial costs associated with being a public company. The Company proposed executing a transaction where all shareholders will have their current shares of common stock exchanged for either Class A common stock or Class B common stock. All holders of fewer than 1,000 shares of common stock will receive Class A common stock. All other shareholders will receive Class B common stock. Class A common stock will be senior to Class B common stock with respect to dividends, liquidation and dissolution and will be non-voting except with respect to change in control transactions. Other than the creation of two classes of common stock where there is currently only one, this proposed transaction will have no significant impact on the Company’s financial position or operations. This proposed transaction is subject to shareholder approval.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
For the Six Months Ended
June 30, 2005 and 2004
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
Financial Condition
Total assets at June 30, 2005, were $274.1 million, representing a $31.7 million (13.1%) increase from December 31, 2004. Deposits increased $31.4 million (14.5%) from December 31, 2004. Gross loans increased $25.9 million (13.6%) from December 31, 2004. The allowance for loan losses at June 30, 2005, totaled $2.5 million, representing 1.16% of total loans compared to the December 31, 2004 total of $2.2 million, representing 1.15% of total loans. Cash and cash equivalents increased by $8.1 million (122.7%) from December 31, 2004.
Non-accrual loans totaled $71,931 at June 30, 2005, a decrease of $38,555 (34.9%) since December 31, 2004. The decrease is attributable to the charge-off of $35,848 on a borrower that declared bankruptcy. Management believes the allowance for loan losses is adequate to absorb losses on these accounts, but there can be no assurance that this will be the case.
Components of non-performing assets at June 30, 2005 and December 31, 2004, are as follows:

	June 30, 2005	December 31, 2004
Other real estate and repossessions	$286,496	286,496
Accruing loans 90 days or more past due	$57,526	—
Non-accrual loans	$71,932	110,487
Our subsidiary bank, Gwinnett Community Bank, was most recently examined by its primary regulatory authority as of December 31, 2004. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Other real estate (ORE) totaled $286,496 at June 30, 2005. The properties in ORE consist of six lot loans totaling approximately $40,400 each and one property totaling approximately $38,400 which are all being actively marketed.
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
Results of Operations
For the six months ended June 30, 2005 we had net earnings of $1.4 million, or $1.03 per diluted share compared to $847,000, or $.65 per diluted share, for the same period in 2004. Net earnings for the six months ended June 30, 2005, increased by approximately $513,000 (60.6%) compared to the same period in 2004. Net earnings this quarter versus last quarter increased approximately $197,000 (33.8%). The primary reason the earnings increased was due to a continued effort to improve our net interest margin coupled with the recent interest rate increases as the balance sheet is asset sensitive.
Net interest income increased $1.3 million (33.6%) in the first six months of 2005 compared to the same period for 2004. Interest income for the first six months of 2005 was $8.3 million, representing an increase of $2.2 million (35.1%) over the same period in 2004. Interest expense for the first six months of 2004 increased $874,000 (37.6%) compared to the same period in 2004. Net interest margin on a tax equivalent basis for the six months ended June 30, 2005, was 4.33% versus 3.82% for the same period of 2004. The volume of net interest-earning assets increased 38% from 2004 to 2005, which is the primary reason for the increase in net interest income and the increase in the net interest margin.
The provision for loan losses for the six months of 2005 increased $60,000 (19.64%) compared to the same period for 2004, primarily due to the increase in loans outstanding. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there can be no assurance that this will be the case.
Other operating income increased for the six months ended June 30, 2005 by approximately $29,000 (81.6%), compared to the same period in 2004. This increase is primarily attributable to an increase in investment income and to all available lease space in the Bank has been fully occupied in 2005. Mortgage origination income decreased $12,500 (30.46%) due to a change in the operating structure of the mortgage division. Prior to June 2004, the mortgage lender was a full time salaried employee of the Bank, and the related salary expense was included in salaries. The new arrangement with Guaranty Mortgage Corporation records income net of personnel expenses. In order to accurately compare the income from mortgage origination the 2004 income number must be adjusted by the mortgage department salaries paid through the period ended June 30, 2004 of $25,590. The June 2004 adjusted mortgage origination income totaled approximately $15,600, compared to approximately $28,600 for 2005, an increase of approximately $13,000 (83.57%).
Other operating expense for the six months of 2005 increased approximately $41,500 (5.58%) compared to the first six months of 2004. Salaries and employee benefits for the period ending June 30, 2005 increased over the same period in 2004 by approximately $343,000 (22.52%). The increase was due to the addition of personnel to staff our new Snellville Office, which opened in May 2005, and other merit increases.

Occupancy and equipment expenses increased by approximately $40,700 (15.50%) due to the addition of the new Snellville Office. It is anticipated that operating costs will increase commensurate with the continued growth of the Company. Following is a table of the increases by category for the six months ended June 30, 2005, compared to the six months ended June 30, 2004:
Other Operating Expense

	June 30,	June 30,
	2005	2004	Change
Business Development Costs	73,845	79,691	(5,846)
Legal Fees	62,484	15,158	47,326
Audit & Accounting Fees	82,350	63,628	18,722
Consulting Fees	6,500	6,250	250
Loan Production Costs	26,301	38,961	(12,660)
Insurance Costs	31,036	28,600	2,436
Stationery & Supplies	42,798	47,416	(4,618)
Directors Fees	25,300	24,800	500
Variable Operating Costs	178,943	180,101	(1,158)
Data Processing	170,070	183,788	(13,718)
Property & Business Taxes	78,000	72,000	6,800
Amortization of Debt Cost on Trust Preferred	6,431	2,963	3,468

	784,858	743,356	41,502

Variable operating costs which equals 22.8% of other operating expenses is comprised of several expense items such as correspondent service charges, advertising and public relations expense, charitable contributions, bank security and protection and printed checks and coupons paid for by the Bank.
Our effective income tax rate for the first six months of 2005 was 35% as compared to 34% at June 2004. The reason for the increase is the reduction in tax deferred municipal securities owned.
Comprehensive Income/Loss
The increase in comprehensive income for the period ended June 30, 2005 was $1,049,588 (458.6%) as compared to the same period in 2004. The change is due to the growth in assets and the increase in the unrealized value of the Bank’s investment portfolio, mainly due to the rising interest rate environment, of $801,695 for the period ended June 2005 as compared to June 2004.
Capital
On June 17, 2005, the Company filed a preliminary proxy statement with the Securities and Exchange Commission indicating the Company’s intent to go private by deregistering its common stock and suspending its reporting requirements. The directors and management chose to effect this transaction principally to save the substantial costs associated with being a public company. The Company proposed executing a transaction where all shareholders will have their current shares of common stock exchanged for either Class A common stock or Class B common stock. All holders of fewer than 1,000 shares of common stock will receive Class A common stock. All other shareholders will receive Class B common stock. Class A common stock will be senior to Class B common stock with respect to dividends, liquidation and dissolution and will be non-voting except with respect to change in control transactions. Other than the creation of two classes of common stock where there is currently only one, this proposed transaction will have no significant impact on the Company’s financial position or operations. This proposed transaction is subject to shareholder approval.

The following tables present consolidated and bank only regulatory capital positions at June 30, 2005:

Risk-Based Capital Ratios	Consolidated	Bank Only
Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	9.20%	9.21%
Minimum leverage requirement	N/A	3.00%

Excess	N/A	6.21%

Tier 1 Tangible Capital, Actual	10.30%	10.31%
Tier 1 Tangible Capital minimum requirement	N/A	4.00%

Excess	N/A	6.31%

Total Capital, Actual	11.35%	11.36%
Total Capital minimum requirement	N/A	8.00%

Excess	N/A	3.36%

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
Item 3.
Controls and Procedures
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within the Company and its consolidated subsidiaries, and that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION
COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Community Financial Holding Company, Inc.’s Annual Meeting of Shareholders was held on April 14, 2005.

(b)	The following is a summary of matters submitted to a vote of security holders:
1.	The election of the following directors to serve the current year term:
Frank W. Bell, Jr.
James B. Braden
J. Terry Gordon
Thomas J. Martin
Miles. H. Mason, III, M.D.
Don F. Phillips, Jr.
Daniel E. Reeves
Franklin M. Rinker
A tabulation of votes concerning the above issues is as follows:

Each Director’s Election
Shares voted in person or by proxy in favor	753,469
Shares voted in person or by proxy against	—
Shares withheld from voting	7,500

Total shares represented	760,969

Total shares outstanding	1,200,894
2.	The ratification of the selection of Porter Keadle Moore, LLP as Community Financial Holding Company, Inc.’s independent auditors for the fiscal year ending December 31, 2005.

Shares voted in person or by proxy in favor	756,469
Shares voted in person or by proxy against	1,500
Shares withheld from voting	3,000

Total shares represented	760,969

Total shares outstanding	1,200,894

3.	The approval, adoption and ratification of the Community Financial Holding Company, Inc. 2005 Stock Option Plan.

Shares voted in person or by proxy in favor	747,569
Shares voted in person or by proxy against	3,800
Shares withheld from voting	9,600

Total shares represented	760,969

Total shares outstanding	1,200,894
Item 5. Other Information
None
Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COMMUNITY FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARY
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Financial Holding Company, Inc.

Date: August 11, 2005	By:	/s/ Thomas J. Martin

Thomas J. Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2005	By:	/s/ Ann K. Marshall

Ann K. Marshall
Chief Financial Officer
(Principal Financial Officer)